Form 10-Q
period 2016-06-30
Quarta-Rad, Inc.
filed 2016-08-22
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	345-423208
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1201 N. Orange St., Suite 700
Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-0877

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,000,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

Condensed Balance Sheets

	As of
	June 30, 2016	December 31, 2015
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	$42,477	$66,390
Accounts receivable	43,432	43,883
Inventory	79,706	112,549
Total Current Assets	165,615	222,822

TOTAL ASSETS	$165,615	$222,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$14,910	$2,292
Related party payable	46,916	126,976
Total Current Liabilities	61,826	129,268

TOTAL LIABILITIES	61,826	129,268

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, $0.0001 par value, 15,000,000 shares issued and outstanding on June 30, 2016 and December 31, 2015	1,500	1,500
Retained Earnings	102,289	92,054
TOTAL STOCKHOLDERS’ EQUITY	103,789	93,554
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$165,615	$222,822

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Operations

(unaudited)

	For the three-months ended June 30, 2016	For the three-months ended June 30, 2015	For the six-months ended June 30, 2016	For the six-months ended June 30, 2015
Revenues, net	$191,736	$187,453	$400,734	$375,123
Total Revenues	191,736	187,453	400,734	375,123
Cost of Goods Sold	142,896	177,333	318,694	353,244
Gross Profit	48,840	10,120	82,040	21,879
General and administrative	1,922	7,487	4,343	11,724
Advertising	3,686	3,155	9,054	5,960
Professional and consulting fees	24,500	19,100	58,408	33,000
Operating expenses	30,108	29,742	71,805	50,684

Net income (loss)	18,732	(19,622)	10,235	(28,805)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the six-months ended June 30, 2016	For the six-months ended June 30, 2015
OPERATING ACTIVITIES
Net income (loss)	$10,235	$(28,805)

Changes in operating assets and liabilities:
Accounts receivable	451	33,429
Inventory	32,843	(3,646)
Accounts payable	12,618	127,788
Related party payable	(80,060)	(182,264)
Net cash used in operating activities	(23,913)	(53,498)

Net cash decrease for period	(23,913)	(53,498)
Cash, beginning of period	66,390	101,354

Cash, end of period	$42,477	$47,856

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements (Unaudited)

NOTE 1–BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of June 30, 2016, and the condensed statements of operations for the three-month and six-month period ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2016, the results of operations for the three-months and six-months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form S-1 for the year ended December 31, 2015.

NOTE 2–NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America. The Company targets homebuilders and home renovation contractors.

NOTE 3–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2016 and December 31, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.

Significant estimates made by management include, among others, provisions for the valuation of accounts receivable and the recoverability of inventory. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and six months ended June 30, 2016 and 2015 amounted to $3,686, $9,054, $3,155, and $5,960, respectively.

Inventory Accounting Policy

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings (Loss) per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and December 31, 2015.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1.	Observable inputs such as quoted prices in active markets;

●	Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3.	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Revenue Recognition

Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 101 and 104.

The Company evaluates the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk and credit risk, has latitude in establishing prices and selecting suppliers, and has input in establishing product specifications.

The Company imports the goods and pays the import and delivery costs and forwards the goods to a public warehouse. Goods are held by the Company at a public warehouse until the customers requested ship date. The Company arranging for the maintenance of the Goods while in the warehouse at its expense. The Company has title to the Goods when shipped from the manufacturer and in the public warehouse.

The Company believes it meets the indicators for gross reporting. The Company is the primary obligor, it has inventory risk, it has the ability to determine the price it sells the products to customers, it can change the product, it has supplier discretion, it can determine the nature, type, characteristics and specification of the products, it has physical risk of inventory as it purchases the products and assumes the risk of sale, and it has the credit risk for the customer to pay.

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. Please refer to Note 5 for related party transactions. In 2013, the Company began reporting its revenues as gross revenues rather than net revenues since the Company’s revenues are from unrelated, third party sales rather than consignment sales for its related party.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on the condensed financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe this update will have a material effect on its consolidated financial statements and related disclosures.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $255,849 and $548,416 for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively. The Company owes the Russian affiliate $46,916 and $115,815 and such amount is included in related party payables in the accompanying balance sheets at June 30, 2016 and December 31, 2015, respectively.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and no amounts are due at June 30, 2016 and December 31, 2015.

NOTE 6–COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company‘s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising funds going forward. The Company cannot provide any assurance or guarantee that it will be able to raise funds. Potential investors must be aware if it is unable to raise funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2016 through August xx, 2016. Based on its evaluation, there were no transactions to be recorded or disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Quarta-Rad, Inc., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2016 and June 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Delaware on November 29, 2011 with fiscal year end in December 31. We were formed to distribute and sell detection devices to homeowners and interested consumers in North America. Initially, our business plan was to sell products on consignment from Star Systems Japan, a corporation owned by our majority shareholder. We purchased these products from Quarta-Rad, Ltd., a company owned by our minority shareholder. We also targeted direct-to-consumer sales since we believe we can distribute these products through the Internet. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

As of the date of this Form 10Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, Messrs. Shvetsky and Golovanov’s companies have been the source of commissionable consignment sales and we did not carry any inventory. In 2013, we discontinued selling the products on consignment from our majority shareholder’s company for a commission or consignment fee and began purchasing inventory directly from Quarta-Rad, Ltd (Russia) (“QRR”) to sell on the Internet to direct consumers and to third party resellers. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third party resellers.

We have not established or attempted to establish a source of equity or debt financing.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2016, as well as 2015, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The prices we pay for the products has remained constant since the beginning of 2013.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Revenues. Our net revenues increased $4,283, or 2.28%, to $191,736 for the three-months ended June 30, 2016 compared with $187,453 for the three-months ended June 30, 2015. The increase in revenues was due to our increase in online advertising.

Cost of Goods Sold. Our Cost of Goods Sold decreased $34,437, or 19.42% to $142,896 for the three months ended June 30, 2016 compared to $177,333 for the comparable period in 2015. The decrease is due to a decrease in the price we paid to purchase certain products.

Operating Expenses. For the three-months ended June 30, 2016, our total operating expenses increased $366, or 1.23%, to $30,108 compared to $29,742 for the three-months ended June 30, 2015. Operating expenses were comprised of general and administrative expenses, advertising and professional and consulting fees. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $5,565, or 74.33%, to $1,922 for the three-months ended June 30, 2016 from $7,487 for the comparable period in 2015. The decrease is primarily attributable to a decrease in computer and internet expenses.

●	Advertising increased $531, or 16.83%, to $3,686 for the three-months ended June 30, 2016 compared to $3,155 for the comparable period in 2015. The increase is attributable to the Company’s increase in online advertising.

●	Professional and consulting fees increased $5,400, or 28.27%, to $24,500 for the year three-months ended June 30, 2016 from $19,100 for the comparable period in 2015. The increase is due to an increase in accounting and consulting fees.

Net Income (Loss). Our net income (loss) changed by $38,354, or 195.464%, to a net income of $18,732 for the three-months ended June 30, 2016 compared to a net loss of ($19,622) for the comparable period in 2015. The increase is primarily due to a slight increase in revenues and a decrease in our cost of goods sold and general and administrative expenses offset by an increase in professional and consulting fees as discussed above.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

Revenues. Our net revenues increased $25,611, or 6.83%, to $400,734 for the six-months ended June 30, 2016 compared with $375,123 for the six-months ended June 30, 2015. The increase in revenues was due to our increase in online advertising.

Cost of Goods Sold. Our Cost of Goods Sold decreased $34,550, or 9.78% to $318,694 for the six months ended June 30, 2016 compared to $353,244 for the comparable period in 2015. The decrease is due to a decrease in the price we paid to purchase certain products.

Operating Expenses. For the six-months ended June 30, 2016, our total operating expenses increased $21,121, or 41.67%, to $71,805 compared to $50,684 for the six-months ended June 30, 2015. Operating expenses were comprised of general and administrative expenses, advertising and professional and consulting fees. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $7,381, or 62.96%, to $4,343 for the year six-months ended June 30, 2016 from $11,724 for the comparable period in 2015. The decrease is primarily attributable to a decrease in computer and internet expenses.

●	Advertising increased $3,094, or 51.91%, to $9,054 for the six-months ended June 30, 2016 compared to $5,960 for the comparable period in 2015. The increase is attributable to the Company’s increase in online advertising.

●	Professional and consulting fees increased $25,408, or 76.99%, for the year six-months ended June 30, 2016 to $58,408 from $33,000 for the comparable period in 2015. The increase is due to an increase in accounting and consulting fees.

Net Income (Loss). Our net income (loss) changed by $39,040, or 135.53%, to net income of $10,235 for the six-months ended June 30, 2016 compared to a net loss of ($28,805) for the comparable period in 2015. The increase is primarily due to an increase in revenues and a decrease in cost of goods sold and general and administrative expenses offset by an increase in advertising and professional fees as discussed above.

Liquidity and Capital Resources. During the six months ended June 30, 2016, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $165,615 and $222,822 as of June 30, 2016 and December 31, 2015, respectively, consisting of $42,477 and $66,390 in cash. Our working capital surplus was $103,789 and $93,554 as of June 30 2016 and December 31, 2015, respectively.

Our total liabilities were $61,826 and $129,268 as of June 30, 2016 and December 31, 2015, respectively.

Our stockholders’ equity was $103,789 and $93,554 as of June 30, 2016 and December 31, 2015, respectively and our retained earnings were $102,289 and $92,054 as of June 30, 2016 and December 31, 2015, respectively.

We used $23,913 and $53,498 in cash from operating activities for the six-months ended June 30, 2016 and 2015, respectively.

We had no cash provided by investing activities for the six-months ended June 30, 2016 and 2015, respectively.

We had no cash provided by financing activities for the six-months ended June 30, 2016 and 2015, respectively.

We do not have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2016.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

Plan of Operation

Our business strategy is to continue to market our website (www.quartarad.com). We have used our website to market products for sale to consumers as well to third party distributors. We will continue to strengthen our presence on e-commerce sites. We are also focusing on expanding our reseller network by targeting large consumer retail chains.

The number of detection devices, which we will be able to sell will depend upon the success of our marketing efforts through our website and the distributors that we will enter into agreement with to sell the products.

We intend to implement the following tasks within the next twelve months:

Inventory: (Estimated cost $40,000-$225,000). We intend to purchase inventory to increase our sales. We believe that these funds will be initially sufficient for us to increase our inventory from Quarta-Rad, Ltd. We intend to pay for this expense from the proceeds of our public offering on Form S-1.

Marketing: (Estimated cost $25,000-$75,000). In addition to the website development costs, we intend to increase our marketing efforts on the Internet to generate leads and sales. We will also utilize funds to develop marketing brochures and materials to market the products to industry professionals such as home renovation contractors.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise additional proceeds that may be needed to secure inventory and marketing funds, those funds would be allocated as follows:

Secure Distribution Agreements: (Estimated cost $10,000). We plan to seek and secure distribution agreements for the sale of our detection devices.

Our management does not anticipate the need to hire additional full or part- time employees over the next six (6) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management's responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change. Our majority shareholder and director, Victor Shvetsky, has developed a software program called RadexRead, which is currently being used by Quarta-Rad, Ltd in the manufacture of the RD 1212 product at no cost to the Company.

Off-Balance Sheet Arrangements

None.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses relate to the following:

1.	The Company does not have a sufficient complement of personnel to establish appropriate segregation of duties.

2.	The Company did not implement financial controls that were properly designed to meet the control objective or address all risks of the processes or the applicable assertions of the significant accounts.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our condensed financial statements.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUARTA-RAD, INC.

August 22, 2016	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

