Form 10-Q
period 2016-09-30
Quarta-Rad, Inc.
filed 2016-11-04
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,267,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

Condensed Balance Sheets

	As of
	September 30, 2016	December 31, 2015
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	$20,510	$66,390
Accounts receivable	22,943	43,883
Inventory	105,235	112,549
Total Current Assets	148,688	222,822

TOTAL ASSETS	$148,688	$222,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$15,132	$2,292
Related party payable	46,916	126,976
Total Current Liabilities	62,048	129,268

TOTAL LIABILITIES	62,048	129,268

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, $0.0001 par value, 15,015,000 and 15,000,000 shares issued and outstanding on September 30, 2016 and December 31, 2015, respectively	1,502	1,500
Additional paid-in capital	2,998	-
Retained earnings	82,140	92,054
TOTAL STOCKHOLDERS’ EQUITY	86,640	93,554
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$148,688	$222,822

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Operations

(unaudited)

	For the three- months ended September 30, 2016	For the three- months ended September 30, 2015	For the nine- months ended September 30, 2016	For the nine- months ended September 30, 2015
Revenues, net	$209,350	$238,955	$610,084	$614,078
Total Revenues	209,350	238,955	610,084	614,078
Cost of Goods Sold	199,959	143,317	518,653	510,004
Gross Profit	9,391	95,638	91,431	104,074
General and administrative	1,340	1,326	5,683	15,913
Advertising	3,400	1,695	12,454	7,655
Professional and consulting fees	24,800	24,551	83,208	57,511
Operating expenses	29,540	27,572	101,345	81,079

Net income (loss)	(20,149)	68,066	(9,914)	22,995

Basic and diluted income (loss) per common share	(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding Basic and diluted	15,000,326	15,000,000	15,000,109	15,000,000

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the nine-months ended September 30, 2016	For the nine-months ended September 30, 2015
OPERATING ACTIVITIES:
Net income (loss)	$(9,914)	$22,995

Changes in operating assets and liabilities:
Accounts receivable	20,940	(27,282)
Inventory	7,315	13,219
Accounts payable	12,839	(75,816)
Related party payable	(80,060)	-
Net cash used in operating activities	(48,880)	(66,884)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,000	-
Net cash provided by financing activities	3,000	-

Net decrease in cash for period	(45,880)	(66,884)
Cash, beginning of period	66,390	101,354

Cash, end of period	$20,510	$34,470

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intergral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of September 30, 2016, and the condensed statements of operations for the three-month and nine-month period ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2016, the results of operations for the three-months and nine-months ended September 30, 2016 and 2015, and cash flows for the nine-months ended September 30, 2016 and 2015.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form S-1 for the year ended December 31, 2015.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and nine months ended September 30, 2016 and 2015 amounted to $3,399, $12,454, $1,695, and $7,655, respectively.

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

The Company‘s condensed financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. Please refer to Note 4 for related party transactions. In 2013, the Company began reporting its revenues as gross revenues rather than net revenues since the Company’s revenues are from unrelated, third party sales rather than consignment sales for its related party.

Recent Accounting Pronouncements

See Note 2 of our Annual Report on Form S-1 as of and for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q as of and for the period ended June 30, 2016 for a description of recent accounting pronouncements, including expected dates of adoption and estimated effects on our unaudited condensed financial statements.

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $431,289 and $548,416 for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively. The Company owes the Russian affiliate $46,916 and $115,815 and such amount is included in related party payables in the accompanying condensed balance sheets at September 30, 2016 and December 31, 2015, respectively.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and no amounts are due at September 30, 2016 and December 31, 2015.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 6–GOING CONCERN

The Company‘s condensed financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising funds going forward. The Company cannot provide any assurance or guarantee that it will be able to raise funds. Potential investors must be aware if it is unable to raise funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7-STOCKHOLDERS’ EQUITY

The Company is authorized to issued 50,000,000 share of $0.0001 par value common stock.

During the three months ended September 30, 2016, the Company received an aggregate of $3,000 from the issuance of 15,000 shares of its common stock.

NOTE 8–SUBSEQUENT EVENTS

From October 1, 2016 through the date of this Form 10-Q, the Company received an aggregate of $50,500 from the issuance of 252,500 shares of common stock. The Company has performed an evaluation of events occurring subsequent to September 30, 2016 through November 4, 2016. Based on its evaluation, there were no transactions to be recorded or disclosed herein, except as disclosed above and in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited condensed financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Quarta-Rad, Inc., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2016 and September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, Messrs. Shvetsky and Golovanov’s companies have been the source of commissionable consignment sales and we did not carry any inventory. In 2013, we discontinued selling the products on consignment from our majority shareholder’s company for a commission or consignment fee and began purchasing inventory directly from Quarta-Rad, Ltd (Russia) (“QRR”) to sell on the Internet to direct consumers and to third party resellers. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third party resellers.

We have begun raising funds pursuant to our registration statement.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2016, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The prices we pay for the products has remained constant since the beginning of 2013.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our condensed financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Revenues. Our net revenues decreased $29,605, or 12.39%, to $209,350 for the three-months ended September 30, 2016 compared with $238,955 for the three-months ended September 30, 2015. The decrease in revenues was due to a decrease in popularity of our higher priced RD1212 model, offset by an increase in popularity our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $56,642, or 39.52% to $199,959 for the three months ended September 30, 2016 compared to $143,317 for the comparable period in 2015. The increase is due to an overall increase in sales of a higher cost unit.

Operating Expenses. For the three-months ended September 30, 2016, our total operating expenses increased $1,968, or 7.14%, to $29,540 compared to $27,572 for the three-months ended September 30, 2015. The increase is attributable to the Company’s increase in online advertising and accounting and consulting fees.

Net Income (loss). Our net income changed by $88,215, or 129.60%, to a net loss of $20,149 for the three-months ended September 30, 2016 compared to a net income of $68,066 for the comparable period in 2015. The decrease is primarily due to a decrease in revenues and an increase in our cost of goods sold and operating expenses as discussed above.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Revenues. Our net revenues decreased $3,994, or 0.65%, to $610,084 for the nine-months ended September 30, 2016 compared with $614,078 for the nine-months ended September 30, 2015. The decrease in revenues was due to an increase in the popularity of a lower priced model, offset by decrease in orders from one of our other models.

Cost of Goods Sold. Our Cost of Goods Sold increased $8,649, or 1.70% to $518,653 for the nine months ended September 30, 2016 compared to $510,004 for the comparable period in 2015. The increase is due to the increase in popularity of a higher cost model, thus leading to the increase of total units shipped (and ordered) while bringing in smaller profit margins and total gross sales.

Operating Expenses. For the nine-months ended September 30, 2016, our total operating expenses increased $20,266, or 25.00%, to $101,345 compared to $81,079 for the nine-months ended September 30, 2015. Operating expenses were comprised of general and administrative expenses, advertising and professional and consulting fees. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $10,230, or 64.29%, to $5,683 for the nine-months ended September 30, 2016 from $15,913 for the comparable period in 2015. The decrease is primarily attributable to a decrease in computer and internet expenses.

●	Advertising increased $4,799, or 62.69%, to $12,454 for the nine-months ended September 30, 2016 compared to $7,655 for the comparable period in 2015. The increase is attributable to the Company’s increase in online advertising.

●	Professional and consulting fees increased $25,697, or 44.68%, for the nine-months ended September 30, 2016 to $83,208 from $57,511 for the comparable period in 2015. The increase is due to an increase in accounting and consulting fees.

Net Income (loss). Our net income (loss) changed by $32,909, or 143.11%, to a net loss of $9,914 for the nine-months ended September 30, 2016 compared to a net income of $22,995 for the comparable period in 2015. The decrease is primarily due to a decrease in revenues and an increase in cost of goods sold and operating expenses as discussed above.

Liquidity and Capital Resources. During the nine months ended September 30, 2016, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $148,688 and $222,822 as of September 30, 2016 and December 31, 2015, respectively, consisting of $20,510 and $66,390, respectively in cash. Our working capital surplus was $86,640 and $93,554 as of September 30, 2016 and December 31, 2015, respectively.

Our total liabilities were $62,048 and $129,268 as of September 30, 2016 and December 31, 2015, respectively.

Our stockholders’ equity was $86,640 and $93,554 as of September 30, 2016 and December 31, 2015, respectively and our retained earnings were $82,140 and $92,054 as of September 30, 2016 and December 31, 2015, respectively.

We used $48,880 and $66,884 in cash from operating activities for the nine-months ended September 30, 2016 and 2015, respectively.

We had no cash provided by investing activities for the nine-months ended September 30, 2016 and 2015, respectively.

We had $3,000 cash provided by financing activities for the nine-months ended September 30, 2016 and $0 for the nine months ended September 30, 2015, respectively.

We do not have sufficient funds for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next six (6) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Off-Balance Sheet Arrangements

None.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed financial statements.

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We suggest that our significant accounting policies, as described in our condensed financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

November 4, 2016	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

