Form 10-K
period 2016-12-31
Quarta-Rad, Inc.
filed 2017-04-07
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4232089
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1201 N. Orange St., Suite 700, Wilmington, DE 19801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Common Stock, $0.0001 par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ] [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of the common stock of such date: $0.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2017 was 15,326,150.

table of contents

PART I	3
Item 1. Description of Business.	3
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	8
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Mine Safety Disclosures	8
PART II	9
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6. Selected Financial Data	10
Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations For the Year Ended December 31, 2016 compared to the year ended December 31, 2015	10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	14
Item 8. Financial Statements and Supplementary Data	14
INDEX TO FINANCIAL STATEMENTS	15
Part I – FINANCIAL INFORMATION	F-2
Balance Sheets	F-2
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.	16
Item 9A. Controls and Procedures.	16
Item 9B. Other Information.	17
PART III	17
Item 10. Directors, Executive Officers and Corporate Governance.	17
Item 11. Executive Compensation	20
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	20
Item 13. Certain Relationships and Related Transactions, and Director Independence.	20
Item 14. Principal Accountant Fees and Services.	21
PART IV	22
Item 15. Exhibits, Financial Statement Schedules.	22
SIGNATURES	23

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on November 29, 2011, under the name Quatra-Rad, Inc. and our incorporator adopted our bylaws and appointed our two directors. On February 29, 2012, we amended our Certificate of Incorporation to change our name to Quarta-Rad, Inc. On July 16, 2012, we amended and restated its Certificate of Incorporation to increase its authorized shares of common stock to 50,000,000, $0.0001 par value from 1,500, no par value and effected a 10,000 to 1 forward split. On February 4, 2015, we filed a Certificate of Correction to our Certificate of Amendment to Certificate of Incorporation to correct it for inadvertently excluding the 10,000 to 1 forward stock split, which our shareholders and directors approved on June 29, 2012. From November 29, 2011 (inception) through May 2012, we had limited operations. Commencing in May 2012, we began sales and implemented our business plan to distribute detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America by selling them on consignment on behalf of a related party owned by our majority shareholder and which are purchased from a company owned by our minority shareholder. We also purchase the products directly from the company owned by our minority shareholder and sell them to independent third party resellers. A Geiger counter is an instrument used for measuring ionizing radiation. It detects radiation such as Beta particles, Gamma rays and X-rays using the ionization produced in a Geiger–Müller tube, which gives its name to the instrument. We do not currently manufacture any of the products that we sell. We intend to continue to target homebuilders and home renovation contractors for the sale of products and resellers that market to these customers. Our business activities are now focused on expanding our Internet sales. We have established a fiscal year end of December 31. Initially we sold the products on consignment on behalf of Star Systems Corporation, a Japanese company owned by Victor Shvetsky, our majority shareholder, and purchase products from Quarta-Rad, Ltd., a Russian company owned by Alexey Golovanov, our minority shareholder, which we sell to independent third party resellers. Commencing in 2013, we began selling the products directly to third parties through Internet sales.

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. From November 29, 2011 to April 30, 2012, we did not incur any operational expenses. From May 1, 2012, to December 31, 2012, our burn rate was approximately $1,488 per month and, in 2013, our month burn rate was approximately $5,525. Presently, our monthly burn rate is approximately $12,750 per month, which consists of general and administrative expenses, advertising and professional fees. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $75,000 to $310,000 in cash in 2017 to accomplish the goals set out in our plan of operation. To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement.

Our principal business, executive and registered statutory office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801-1186 and our telephone number is (302) 887-9916 and email contact is info@quartarad.com. Our URL address is www.quartarad.com.

Business

We commenced operations in May 2012, by selling products on consignment from a company owned by our majority shareholder. In 2012, we purchased products from a company owned by our minority shareholder and sold them to a company owned by our majority shareholder and to third party resellers. We believe the terms of those sales were arms-length. In 2012, we began use of the Internet as well as the services of an independent sales representative to market the products to homeowners and interested customers in North America and the majority of our sales were from unrelated third parties. We market the products to homebuilders and home renovation contractors. We have had limited operations and have limited financial resources. In 2011, our operations were devoted primarily to start-up, development and operational activities as well as related party and third party sales, which included:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various detection devices;
4.	Research on marketing channels/strategies for our detection devices and the industry;
5.	Secured our website domain www.quartarad.com and beginning the development of our initial online website; and
6.	Research on future products to distribute.
7.	Consignment sales on behalf of a related party.
8.	Sales to third party resellers.

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to the present, we have continued to sell the products through the Internet to unrelated third parties. See “Risk Factors.”

We believe that our principal source of revenue will continue to come from Internet sales and sales to resellers of the following products:

Radiation Detection Equipment

RADEX RD1503 – basic model of a hand-held radiation detector for the consumer market.

RADEX RD1706 – enhanced model of a hand-held radiation detector; additional radiation counter provides for a more accurate results (confirmed by JQA – Japan Quality Assurance organization), vibration alarm and several additional functions improve on the RD1503 design specifications.

RADEX RD1008 – high-end radiation detection device that provides readings for Gamma- and Beta- radiation values separately. Equivalent devices from other manufacturers cost 5-10 times more.

RADEX RD1212 – new model of hand-held radiation detector for the consumer market. It includes all the functionality of RD1503 model as well as ability to store measured values in memory for later transfer to PC. This device comes with newly developed software, RadexRead, developed by Quarta-Rad Inc further enhances RADEX family of Geiger counters by combining the power of PC and Internet, allowing user to visualize and share their measurements with other RADEX consumers.

RADEX RD1212-BT – upgraded version of RD1212 with Bluetooth, now capable of linking to smartphones or tablets to transfer data in real time. Also measures atmospheric pressure and air temperature. Special Android/iOS application for smartphones can be used alongside with this product.

RADEX RD ONE – compact personal radiation detector, smaller and less expensive than any of the other models. Besides the size, the device has additional features such as: counts accumulative dose, can display measurements in CPMs and links via USB cord to PC for data transfer and analysis. Other standard features include audio/vibration alarm and adjustable alarm thresholds like on all other models. New analytical software was created to chart and analyze received data.

Radon Detection Equipment

RADEX MR106N – Radon gas detector with digital read-out of the results (in volume of air); readings calculated every 4 hours and saved in the onboard memory log.

RADEX MR153N (TBD) – simple Radon gas detector that provides visual/audio alarm when a certain (or legal) threshold is reached.

EMI Detection Equipment

RADEX EMI50 – hand-held device that provides real-time measuring of Electric Field Strength (in kiloVolt/meter) and Electro Magnetic Field (in microTesla).

Light and brightness Detection Equipment

RADEX Lupin – Light Meter, Pulse meter and Lucimeter. A hand-held device that measure illumination, brightness and flicker ratio of LED screens, any type of light bulbs or monitors at work or at home. RadexLight Software allows PC connection and data transfer. Spectral sensitivity is identical to a human eye, which separates this model from the competition.

Although we have commenced our marketing sales campaign with our own resources and are selling products through online retailers and through resellers, we believe that we need additional capital to increase our sales and expand our marketing program. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to cost effectively purchase and sell the products and market them through the Internet and through distributors. We intend to rely on our Chairman and President’s relationships in the industry to supply us with products and introduce us to resellers. We also intend to market our website to the home renovation industry to solicit orders for the sale of products. There can be no guarantee or assurance that our Chairman or President and/or our website will enable us to purchase products on attractive terms that will allow us to resale them to independent third party distributors.

No assurance can be given that the products we purchase will be sold to resellers and, if sold to them, will return an investment or make a profit. To achieve the goal of purchasing products on favorable terms, we plan to be selective in our choice of suppliers and work with our shareholders’ companies as well as other cost-effective suppliers.

From November 29, 2011 (our inception) to December 31, 2011, we did not generate any sales. In 2012, we generated $51,405 in sales, which resulted in $29,110 in related party sales and resulted in a net profit of $25,783. In 2013, we generated $661,147 in sales, which included $37,431 in related party sales and a net profit of $112,992. In 2014, we generated $1,045,020, in net sales, which were all from third parties and incurred a loss of ($95,084). In 2015, we generated $829,032 in net sales and earned a profit of $50,463. In 2016, we generated $826,791 in sales and incurred a net loss of $(35,634). We anticipate that we will continue to generate revenues and will incur net profits and will be able to increase our revenues after we have raised additional funds. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2016, we had $67,513 in cash on hand in our corporate bank account and liabilities of $79,103, which consisted of $78,103 in related party payables and $1,000 in accounts payable. We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. From our inception through September 30, 2013, one of our shareholders, who is an officer or director and who owns 20% of our common stock, has sold us inventory to resell to a company owned by our majority shareholder. Subsequent to September 30, 2013, our sales have been to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

Major advantages that can be capitalized on immediately are:

●	existing brand recognition of RADEX name;
●	existing product line up that can be sold now;
●	access to device library that are in the prototyping stage for a quicker push into production and sales phases;
●	access to Quarta-Rad, Ltd. engineers and its proprietary tech library that would allow for quick prototyping and manufacture of devices based on reports from the field sales-force; and
●	Exclusive distribution rights for the RADEX brand in the United States, Canada and the European Union

Quarta-Rad, Ltd.’s proprietary tech library is combination of source code, database, firmware and hardware used for measuring and displaying radiation measurements. The source code is for the: (i) RD1212 web program; (ii) RD1212 BT application for Android and iPhone; (iii) Web RadexRead; and (iv) database of radiation measurements. The Web RadexRead and database of radiation measurements are owned, managed, and controlled by us. Quarta-Rad, Ltd. owns and controls the firmware source code used by all Radex series as well as the hardware design. Victor Shvetsky, our CEO, is in charge of developing and maintaining any technical libraries we own. Quarta-Rad, Ltd. owns any technical library components and maintains and updates them through its engineers, who are: Sergei Mamayev, Aleksander Demin, Dmitry Eiduk, and Dmitry Proskurin.

Financing Strategy

Our ability to increase our inventory will depend on additional outside financing, advances from our majority shareholder and reinvesting our profits. Primary responsibility for the overall inventory planning and management will rest with our management. For each detection device product, we plan to purchase, management will need to assess the market and our financing needs to acquire product at cost-effective prices. All decisions will be subject to budgetary restrictions and our business control. We cannot provide any guarantee that we will be able to ever purchase product on cost-effect terms or employ independent distributors to effectively sell the products.

Once we determine our inventory needs, there are various methods of obtaining the funds needed to complete the purchase of the detection devices. Examples of financing alternatives include the assignment of our rights to purchase order financing. Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner and raise funds to finance inventory. We may also obtain favorable pre-sales commitments from various customers such as home restoration contractors, distributors and developers. These various techniques, which are commonly used in the industry, can be combined to finance our inventory without a major bank financing.

Distribution Arrangements

Effective distribution is critical to the economic success of the detection devices, particularly when made by a small company without sufficient marketing resources. We have negotiated a few independent distribution agreements.

We intend to continue to distribute the products in the United States through existing independent distributors and the Internet. Our primary emphasis will be on marketing to homebuilders, home renovation contractors and general contractors. In addition, we intend to also target direct consumers via the Internet through online retailers and through national and regional retailers.

To the extent that we may engage in distribution of the products in foreign markets, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of “piracy” copying, and licensing or qualification fees.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for the detection devices we sell.

We believe that the catastrophic events such as the March 11, 2011 nuclear accident in Japan will drive consumers and the market to radiation detection devices and other detection devices will either be in demand from the construction community and will be cost effective for the consumer and the industry professional.

We believe that effective Internet advertising along with participation in trade shows is the quickest and most cost effective method to let consumers know about the products. Additionally, large resellers and distributors will require promotional packages that we will need to develop and produce.

Competition

The detection device industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service, such as United Technologies Corporation, Radiation Alert, Osun Technologies, Lutron, General Tools, Mazur Instruments, First Alert, Inc./BRK Brands, Inc., which is wholly owned by Sunbeam Corporation, as well as many companies that have greater financial and other resources than us.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products depends primarily on our manufacturers’ standards and the level of training of our future staff, the utilization of computer software and equipment and the ability to deliver the Products we sell. We believe we will compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer detection devices at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Intellectual Property Rights

We do not currently have any intellectual property rights. In the summer of 2013, Victor Shvetsky, our majority shareholder and director developed a software program called RadexRead, which Quarta-Rad, Ltd is using in the manufacture of its RD1212 products that we purchase as party of our inventory. We are not incurring any additional costs or benefits from Mr. Shvetsky’s ownership of this software and, there are no current plans for Mr. Shvetsky to sell the software to the Company or contribute it for additional shares of our common stock.

Status Of Any Publicity Announced New Products And Services

In late 2013, we began distributing a new product named RD1212, which we believe has a sleek new design. It has the ability to store measurements in internal memory and transfer this data to a personal computer (“PC”). The RadexRead software utilized in this device allows users to view values retrieved from the Geiger counter, map them on Google Maps, and share their data with other Radex users.

We estimate that the cost for us to purchase software from an independent party that performs the same functions as RadexRead would be approximately $30,000. This software allows us to retrieve data from the RD1212 device to a Windows PC, analyze it, and geo-tag the values and place them on Google Map. The software offers an interactive view of the world map with readings other Radex RD1212 users can, at their option, submit.

We believe RadexRead brings numerous advantages to us over our competition, specifically:

●	RadexRead distinguishes the products we sell from other Geiger counters in its price range by providing free visualization software;
●	RadexRead, to the best of our knowledge, is the only software for Geiger counters in the RD1212 price range that allows users to mark radiation values collected by Geiger counters and place them on a map;
●	RadexRead is the only software in this Geiger counter class that allows users to share their data with each other over the Internet;
●	RadexRead is designed for use by users with little or no scientific background, making it simple and fun to collect, visualize and share radiation measurements with the community; and
●	RadexRead allows us to further increase its visibility through collaboration with Safecast, a worldwide volunteer organization that collects radiation data. RadexRead gives user an option of saving data online and submit its radiation and geographical data shared with other users to Safecast monitoring network.

We believe RadexRead has increased RADEX’s appeal over our competition and helped RD1212 become one of our top selling Geiger counters, despite the product’s manufacturer’s suggested retail price being almost forty percent higher than the previous top-selling device, the low-cost RD1503.

Our Website

Our website is located at www.quartarad.com and provides a description of our company, the products we sell and our contact information including our address, telephone number and e-mail address.

Dependence On Customers

Since November 29, 2011 (inception) through 2012, we were dependent upon a company owned by our minority shareholder for the purchase of the products we sold and a company owned by our majority shareholder for the sale of the commissionable products we sold. Beginning in 2013, the majority of our sales have been derived from third party Internet sales and resellers and, in 2015 and 2016, all of our sales have been derived from third party Internet sales and resellers.

Trademarks And Patents

We do not have any registered trademarks or patents.

Need for any Government Approval of Principal Products or Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. Sales of the products we sell on consignment or sell to independent, third party distributors and services we may provide internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more businesses or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. We believe that we are in conformity with all applicable laws in the states we conduct business and the United States.

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we have begun spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2016, we spent approximately. $4,000 on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Property

We hold no real property. We do not presently own any interests in real estate. Our executive, administrative and operating offices are located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801. We do not have a written lease with the landlord and rent space on a month-to-month basis at the rate of $30 per month.

Employees

Presently, we do not have any employees other than our officers and directors who devote their time as needed to our business and expect to devote 10 hours per week.

Item 1A. Risk Factors

Not required to disclose since we are a “smaller reporting” company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. We do not presently own any interests in real estate. Our executive, administrative and operating offices are located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801. We do not have a written lease with the landlord and rent space on a month-to-month basis at the rate of $30 per month.

Item 3. Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We have contacted a market maker to file an application with FINRA to be able to quote the shares of our common stock on the OTC Markets, which is overseen by FINRA. We anticipate filing the application in the second quarter of 2017. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC MARKETS, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC MARKETS), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTC MARKETS). What this means is that while DTC-eligibility is not a requirement to trade on the OTC MARKETS, it is a necessity to process trades on the OTC MARKETS if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

We do not have any common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

●	1% of the total number of our common shares then outstanding; or

●	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

We have 15,326,150 shares issued and outstanding. 15,000,000 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The 326,150 shares sold pursuant to our effective registration statement are registered and may be sold without restriction. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1.	the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2.	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3.	the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4.	at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We do not believe we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

●	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

●	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

●	the likelihood of a market for our common shares developing,

●	the liquidity of any such market,

●	the ability of the shareholders to sell the shares, or

●	the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Common Stock Currently Outstanding

As of December 31, 2016 we have 15,326,150 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 36 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our Date of Incorporation and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

Globex Stock Transfer, LLC, is our independent stock transfer agent.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Quarta-Rad, Inc., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2016 and 2015 and our results of operations for the year ended December 31, 2016 and December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-K, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, Messrs. Shvetsky and Golovanov’s companies have been the source of commissionable consignment sales and we did not carry any inventory. In 2013, we discontinued selling the products on consignment from our majority shareholder’s company for a commission or consignment fee and began purchasing inventory directly from Quarta-Rad, Ltd (Russia) (“QRR”) to sell on the Internet to direct consumers and to third party resellers. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third party resellers.

We have raised $65,230 in funds pursuant to our registration statement.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2016 and 2015, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2016 compared to the year ended December 31, 2015

Revenues. Our net revenues decreased $2,241, or 0.27%, to $826,791 for the year ended December 31, 2016 compared with $829,032 for comparable period in 2015. The decrease in revenues was due to an increase in the popularity of a lower priced model, offset by decrease in orders from one of our other models.

Cost of Goods Sold. Our Cost of Goods Sold increased $19,858, or 2.90%, to $705,597 for the year ended December 31, 2016 compared to $685,739 for the comparable period in 2015. The increase is due to the increase in popularity of a higher cost model, thus leading to the increase of total units shipped (and ordered) while bringing in smaller profit margins and total gross sales.

Operating Expenses. For the year ended December 31, 2016, our total operating expenses increased $63,998, or 68.94%, to $156,828 compared to $92,830 for the comparable period in 2015. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses increased $13,695, or 164.92%, to $21,999 for the year ended December 31, 2016 from $8,304 for the comparable period in 2015. The increase is primarily attributable to an increase in supplies and advertising expenses.

●	Professional and consulting fees increased $46,457, or 54.96%, for the year ended December 31, 2016 to $130,983 from $84,526 for the comparable period in 2015. The increase is due to a $2,000 decrease in consulting fees offset by a $25,500 increase in legal fees and a $22,957 increase in accounting fees.

●	Research and development cost increased $3,846 to $3,846 for the year ended December 31, 2016 compared to $0 for the comparable period in 2015. The increase is attributable to the Company’s incurring costs to develop a new device.

Net Income (loss). Our net income (loss) changed by $86,097, or 170.61%, to a net loss of ($35,634) for the year ended December 31, 2016 compared to a net income of $50,463 for the comparable period in 2015. The change is primarily due to a slight decrease in revenues and an increase in cost of goods sold and operating expenses as discussed above.

Liquidity and Capital Resources. During the year ended December 31, 2016, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers as well as the proceeds from the sale of our common stock.

Our total assets were $202,253 and $222,822 as of December 31, 2016 and December 31, 2015, respectively, consisting of $67,513 and $66,390, respectively in cash. Our working capital surplus was $123,150 and $93,554 as of December 31, 2016 and December 31, 2015, respectively.

Our total liabilities were $79,103 and $129,268 as of December 31, 2016 and December 31, 2015, respectively.

Our stockholders’ equity was $123,150 and $93,554 as of December 31, 2016 and 2015, respectively and our retained earnings were $56,420 and $92,054 as of December 31, 2016 and 2015, respectively.

We used $59,107 and $34,964 in cash from operating activities for the year ended December 31, 2016 and 2015, respectively.

We had no cash provided by investing activities for year ended December 31, 2016 and 2015, respectively.

We had $60,230 and $0 cash provided by financing activities for the year ended December 31, 2016 and 2015, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2017.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company‘s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it incurred a loss in 2016 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2016 and 2015, respectively.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

QUARTA-RAD, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quarta-Rad, Inc.

We have audited the accompanying balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quarta-Rad, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statement, in 2016 and 2015, the Company purchased all of its product from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, although the Company has established a source of revenues to cover its operating costs, it incurred a loss in 2016 and cannot support a salary for its chief executive officer. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to this matter is also described in Note 7 to the financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY Certified Public Accountants and Consultants

Irvine, CA

April 6, 2017

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

Balance Sheets

	As of
	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$67,513	$66,390
Accounts receivable	46,154	43,883
Inventory	83,586	112,549
Subscriptions receivable	5,000	-
Total Current Assets	202,253	222,822

TOTAL ASSETS	$202,253	$222,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$1,000	$2,292
Related party payable	78,103	126,976
Total Current Liabilities	79,103	129,268

TOTAL LIABILITIES	79,103	129,268

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, $0.0001 par value, 15,326,150 and 15,000,000 shares issued and outstanding on December 31, 2016 and 2015, respectively	1,533	1,500
Additional paid-in capital	65,197	-
Retained Earnings	56,420	92,054
TOTAL STOCKHOLDERS’ EQUITY	123,150	93,554
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$202,253	$222,822

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

Statements of Operations

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenue, net	$826,791	$829,032
Total Revenue	826,791	829,032
Cost of Goods Sold	705,597	685,739
Gross Profit	121,194	143,293
General and administrative	21,999	8,304
Professional and consulting fees	130,983	84,526
Research and development	3,846	-
Operating expenses	156,828	92,830

Income (loss) before income taxes	$(35,634)	50,463
Income tax expense	-	-
Net income (loss)	$(35,634)	$50,463

Basic and diluted loss per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic and diluted	15,058,970	15,000,000

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2014	15,000,000	1,500	-	41,591	43,091

Net income	-	-	-	50,463	50,463

Balances, December 31, 2015	15,000,000	1,500	-	92,054	93,554

Common stock issued for cash	326,150	33	65,197	-	65,230

Net loss	-	-	-	(35,634)	(35,634)

Balances, December 31, 2016	15,326,150	1,533	65,197	56,420	123,150

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
OPERATING ACTIVITIES
Net Income (loss)	$(35,634)	$50,463

Changes in operating assets and liabilities:
Accounts receivable	(2,271)	14,737
Inventory	28,963	(6,351)
Accounts payable	(1,292)	(50,142)
Related party payable	(48,873)	(43,671)
Net cash used in operating activities	(59,107)	(34,964)

FINANCING ACTIVITIES:
Common stock issued for cash	60,230	-
Net cash provided by Financing Activities	60,230	-

Net cash increase (decrease) for period	1,123	(34,964)
Cash, beginning of period	66,390	101,354

Cash, end of period	$67,513	$66,390

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Disclosure on non-cash financing activities:
Stock Subscription receivable	$5,000	$-

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 - NATURE OF BUSINESS

Quarta-Rad, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on November 29, 2011, under the name Quatra-Rad, Inc. and amended its Certificate of Incorporation on February 29, 2012 to change its name to Quarta-Rad, Inc. On July 2, 2012, the Company amended and restated its Certificate of Incorporation to increase its authorized shares of common stock to 50,000,000, $0.0001 par value from 1,500, no par value and effected a 10,000 to 1 forward split. The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America. The Company targets homebuilders and home renovation contractors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollar. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2016 and 2015.

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

Stock Based Compensation

Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2016 and 2015 amounted to $15,028 and $10,994, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of December 31, 2016, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2011 through 2016 Delaware Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Inventory Accounting Policy

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and 2015.

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

The Company‘s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. Please refer to Note 5 for related party transactions. In 2013, the Company began reporting its revenues as gross revenues rather than net revenues since the Company’s revenues are from unrelated, third party sales rather than consignment sales for its related party.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We plan to adopt this ASU in the first quarter of fiscal year 2017. The primary impact of adopting the ASU will be the recognition of excess tax benefits and deficiencies within income taxes, which will increase the volatility within our provision for income taxes as these excess amounts are dependent on our stock price at the date the awards vest or are exercised. The Company does not have any share-based awards to be recognized in any period. The Company does not expect the other provisions within the ASU to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements but does expects the ASU to have a material impact on its financial position since it does not have any leases.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The ASU requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under this ASU, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not impacted. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of the ASU. The adoption of this guidance by the Company is not expected to have a material impact on its financial statements since the Company does not have any equity investments.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company continues to evaluate the adoption of this standard and its subsequent related amendments and interpretations. However, based on our preliminary assessment, it does not expect the standard to materially affect our financial statements.

NOTE 3–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2016 and 2015 are summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	(12,116)	(17,157)
State	-	-
Change in valuation allowance	12,116	17,157
Total deferred	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2016, the Company had federal net operating loss carry forwards of approximately $95,084 which may be offset against future taxable income through 2036. No net deferred tax assets are recorded at December 31, 2016 or 2015, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2016 and 2015, deferred tax assets (liabilities) consist of the following:

	2016	2015

Net operating loss carry-forwards	$27,287	$15,171
Other	-	-
Total deferred tax assets	27,287	15,171
Less: valuation allowance	(27,287)	(15,171)

Net deferred tax assets	-	-

The change in the valuation allowance during the year ended December 31, 2016 and 2015 was an approximate $12,000 increase and an approximate $15,000 decrease, respectively and a full valuation allowance has been recorded since, in the judgement of management, these net deferred tax assets are not more likely than not to be realized. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2016 and 2015 to the effective tax rate is as follows:

	2016	2015
Expected federal tax	34.00%	34.00%
Valuation allowance	(34.00)%	(34.00)%

Total	-%	-%

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2016 and 2015. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no par value common stock and was authorized to issue 1,500 common shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

From September 27, 2016 to December 20, 2016, the Company issued 326,150 shares of its $0.0001 par value common stock at a price of $0.20 for $65,230. The shares were sold pursuant to the Company’s effective registration statement. $5,000 of such funds were received in February and March 2017.

As of December 31, 2015, there are 15,326,150 shares of common stock outstanding.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $564,444 and $548,416 for 2016 and 2015, respectively. The Company owes the Russian affiliate $33,726 and $115,815 and such amount is included in related party payables in the accompanying balance sheet at December 31, 2016 and 2015, respectively. The related payable balance is related to research and development costs incurred in 2014 and 2016. The Company’s majority shareholder and chief executive officer owns a company in Tokyo, Japan, which had an oral agreement with the Company to sell its inventory on Amazon.com for a 5% - 10% commission. The Company ceased such related party commission sales in 2012 and in 2013, the Company ceased selling products to this related party company.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of December 31, 2016 and 2015, is due $44,375 and $0, respectively.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company‘s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss in 2016 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2016 through April 6, 2017. Based on its evaluation, there is nothing to be disclosed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2016 and 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2017 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director serves until his successor is elected and qualified. Our director elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	42	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	38	President and Director

The persons named above have held their offices/positions since November 29, 2011, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Victor Shvetsky, Chairman, President, Chief Executive Officer, Chief Financial Officer

Victor Shvetsky is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since November 29, 2011. Mr. Shvetsky is also the Chairman and Chief Executive Officer of Star Systems Corporation, which is a Japanese corporation he founded in 1998 and headquartered in Tokyo, Japan. Star Systems in engaged in the distribution and resale of various consumer products and provides IT services to customers in Japan. Since its inception, Mr. Shvetsky has grown Star Systems from inception to $6,000,000 (US) in revenues and believes he has established it as one of the leading distributers of Geiger counters in Japan having sold over 15,000 units in 2011. Mr. Shvetsky has established distribution channels for detection products with retailers, including department stores and specialty shops, as well as developing an online marketing presence through online retailers. Mr. Shvetsky has over 14 years’ experience in sales, marketing, product development and branding as well as corporate compliance in the executive office including overseeing his company’s accounting, compliance and finance departments.

Mr. Alexey Golovanov, President and Director

Alexey Golovanov is our President and Director and has served in this capacity since November 29, 2011. From July 2007 to the present, Mr. Golovanov has held several positions at Quarta-Rad, Ltd, a Russian Federation corporation that designs, manufactures and sells various detection devices around the world. Most recently, Mr. Golovanov is the Managing Director of Quarta-Rad, Ltd. and oversees the company’s product designs and product introductions in the various consumer markets in Russia and Europe. Mr. Golovanov has also overseen all of Quarta-Rad, Ltd.’s R&D activities, which led to the development of the RADEX and SINMOR model lines of detection devices. Mr. Golovanov has extensive experience in developing supply channels to procure the various components necessary for the production of cost-effective detection products, which allows the products to be distributed at competitive prices.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers and directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In November 30, 2011, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement of which this prospectus is a part.

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on March 31, 2018. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1)	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5)	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the period from November 29, 2011 (inception) to March 31, 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1Victor Shvetsky CEO, CFO and Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	1,200	1,200

2Alexey Golovanov, President	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	300	300

We have no formal employment arrangement with Mr. Shvetsky or Mr. Golovanov at this time. Mr. Shvetsky’s and Mr. Golovanov’s compensation has not been fixed or based on any percentage calculations. Mr. Shvetsky will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Shvetsky’s compensation amounts will be formalized if and when his annual compensation exceeds $50,000.

(1)       Mr. Shvetsky received 12,000,000 post-split shares of our common stock for organizational services, which we valued at $1,200. We do not intend on issuing any additional shares to Mr. Shvetsky for organizational services or for his activities as a director.

(2)       Mr. Golovanov received 3,000,000 post-split shares of our common stock for organizational services, which we valued at $300. We do not intend on issuing any additional shares to Mr. Golovanov for his activities as our secretary.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2017, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2017, we had 15,326,150 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Victor Shvetsky	12,000,000	78.3%
Common Stock	Alexey Golovanov	3,000,000	19.6%
	All Officers and Directors as a Group (2 persons)	15,000,000	97.9%

Victor Shvetsky will continue to own the majority of our common stock after the offering, regardless of the number of shares sold. Since he will continue to control us after the offering, investors in this offering will be unable to change the course of our operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Shvetsky, our chairman, chief executive officer, chief financial officer and secretary, and Mr. Golovanov, our president.

Our office and mailing address is 1201 N. Orange St., Suite 700, Wilmington, DE 19801.

On November 29, 2011, we issued 12,000,000 post-split shares of our common stock to Victor Shvetsky, our chief executive officer, chief financial officer, secretary and director and 3,000,000 post-split shares of our common stock to Alexey Golovanov, our president. These shares were issued in exchange for services valued at $1,200 and $300, respectively or $1.00 per share.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2016 and 2015, we purchased $564,444 and $548,416, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2016 and 2015, we owed Quarta-Rad Russia $33,726 and $115,815, respectively, in related party payables.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;

●	disclose in any and all filings with the Securities and Exchange Commission, where required;

●	obtain disinterested directors’ consent; and

●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2016 and 2015:

	2016	2015

Audit Fees	$37,000	$35,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$37,000	$35,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2016 and 2015, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for professional services rendered in connection with the Company’s filing on form S-1 Registration Statement.

Tax Fees. Consist of fees billed for the preparation of corporate tax returns

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Director has considered the nature and amount of fees billed or expected to be billed by Hall & Company, LLP, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Hall’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation

3.1a*	Certificate of Amendment to Certificate of Incorporation

3.1b*	Certificate of Amendment to Certificate of Incorporation

3.1c*	Certificate of Correction to Certificate of Amendment of Certificate of Incorporation

3.2*	Bylaws

14.1*	Code of Ethics

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

_____________________________
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Previously filed.
**	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUARTA-RAD, INC.

April 6, 2017	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 6, 2017	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Director

April 6, 2017	/s/ Alexey Golovanov
Alexey Golovanov
President and Director

