Form 10-Q
period 2017-03-31
Quarta-Rad, Inc.
filed 2017-05-22
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	45-4232089 (I.R.S. Employer Identification No.)

1201 N. Orange St., Suite 700 Wilmington, DE (Address of Principal Executive Offices)	19801 (Zip Code)

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

Yes [  ] No [X]

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 19, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,330,150.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

Condensed Balance Sheets

	As of
	March 31, 2017 (unaudited)	December 31, 2016 (audited)

ASSETS
Current Assets
Cash	$87,355	$67,513
Accounts receivable	24,468	46,154
Inventory	84,000	83,586
Subscription receivable	-	5,000
Total Current Assets	195,823	202,253

TOTAL ASSETS	$195,823	$202,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$21,194	$1,000
Related party payable	28,686	78,103
Total Current Liabilities	49,880	79,103

TOTAL LIABILITIES	49,880	79,103

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock; Authorized 50,000,000 common shares, $0.0001 par value, 15,330,150 and 15,326,150 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	1,533	1,533
Additional paid-in capital	65,997	65,197
Retained earnings	78,413	56,420
TOTAL STOCKHOLDERS’ EQUITY	145,943	123,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,823	$202,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Operations

(unaudited)

	For the three- months ended March 31, 2017	For the three- months ended March 31, 2016
Revenues, net	$288,640	$208,998
Total Revenues	288,640	208,998
Cost of Goods Sold	225,075	175,798
Gross Profit	63,565	33,200
General and administrative	7,522	7,789
Professional and consulting fees	34,050	33,908
Operating expenses	41,572	41,697

Net income (loss)	21,993	(8,497)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	15,330,150	15,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
OPERATING ACTIVITIES:
Net income (loss)	$21,993	$(8,497)

Changes in operating assets and liabilities:
Accounts receivable	21,686	25,458
Inventory	414	19,877
Accounts payable	19,364	13,548
Related party payable	(49,415)	(80,060)
Net cash used in operating activities	14,042	(29,674)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	5,800	-
Net cash provided by financing activities	5,800	-
Net change in cash for period	19,842	(29,673)
Cash, beginning of period	67,513	66,390

Cash, end of period	$87,355	$36,716

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of March 31, 2017, and the condensed statements of operations and cash flows for the three-month period ended March 31, 2017 and 2016, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2017, the results of operations and cash flows for the three-months ended March 31, 2017 and 2016.

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements. Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2017 and 2016, amounted to $5,540, and $5,368, respectively.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2017 and December 31, 2016.

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

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. Please refer to Note 5 for related party transactions. The Company reports its revenues as gross revenues rather than net revenues since the Company’s revenues are from unrelated, third party sales rather than consignment sales for its related party.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We have elected to early adopt ASU 2016-15 as of January 1, 2017. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures and had no other impact to the accompanying condensed statement of cash flows for the three months ended March 31, 2017 and 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this ASU as of January 1, 2017, we have made an entity-wide accounting policy election to account for forfeitures when they occur. There is no cumulative-effect adjustment as a result of the adoption of this ASU as our estimated forfeiture rate prior to adoption of this ASU was 0%. The adoption of this ASU did not have a material impact on our condensed financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the condensed financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early application is permitted. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed financial statements and related disclosures.

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no par value common stock and was authorized to issue 1,500 common shares. The Company amended its Certificate of Incorporation to increase its authorized shares to 50,000,000, $0.0001 par value and effectuated a 10,000 to 1 forward split. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

From September 27, 2016 to December 20, 2016, the Company issued 330,150 shares of its $0.0001 par value common stock at a price of $0.20 for $66,030. During the three months ended March 31, 2017, the Company recorded an $800 increase to additional paid-in capital to true up such balance. The shares were sold pursuant to the Company’s effective registration statement. $5,000 of such funds were received in February and March 2017.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $154,890 and $564,444 for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. The Company owes the Russian affiliate $8,686 and $33,726 and such amount is included in related party payables in the accompanying balance sheet at March 31, 2017 and December 31, 2016, respectively. The related payable balance is related to research and development costs incurred in 2016.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of March 31, 2017 and December 31, 2016, is due approximately $20,000 and approximately $44,000, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss in 2016 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2017 through May 19, 2017. Based on its evaluation, there is nothing to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited condensed financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited condensed financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Quarta-Rad, Inc., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended March 31, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third-party resellers.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

Revenues. Our net revenues increased $79,642, or 38.11%, to $288,640 for the three-months ended March 31, 2017 compared with $208,998 for the three-months ended March 31, 2016. The increase in revenues was due to an increase in the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $49,277, or 28.03% to $225,075 for the three months ended March 31, 2017 compared to $175,798 for the comparable period in 2016. The increase is due to an overall increase in sales and the increase of a higher cost unit.

Operating Expenses. For the three-months ended March 31, 2017, our total operating expenses decreased $124, or 0.30%, to $41,572 compared to $41,697 for the three-months ended March 31, 2016. The decrease is attributable to the Company’s decrease in consulting fees offset by an increase in accounting fees.

Net Income (loss). Our net income changed by $30,489, or 358.84%, to a net income of $21,993 for the three-months ended March 31, 2017 compared to a net loss of ($8,497) for the comparable period in 2016. The increase is primarily due to an increase in revenues and a decrease in our cost of goods sold.

Liquidity and Capital Resources. During the three months ended March 31, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $195,823 and $202,253 as of March 31, 2017 and December 31, 2016, respectively, consisting of $87,355 and $67,513, respectively in cash. Our working capital surplus was $145,943 and $123,150 as of March 31, 2017 and December 31, 2016, respectively.

Our total liabilities were $49,880 and $79,103 as of March 31, 2017 and December 31, 2016, respectively.

Our stockholders’ equity was $145,943 and $123,150 as of March 31, 2017 and December 31, 2016, respectively and our retained earnings were $78,413 and $56,420 as of March 31, 2017 and December 31, 2016, respectively.

We provided $14,042 and used $29,674 in cash from operating activities for the three months ended March 31, 2017 and 2016, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2017 and 2016, respectively.

We had $5,800 and $0 cash provided by financing activities for the three months ended March 31, 2017 and 2016, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2017.

Plan of Operation

Our business strategy is to continue to market our products on our website (www.quartarad.com). We have used our website to market products for sale to consumers as well to third party distributors. We will continue to strengthen our presence on e-commerce sites. We are also focusing on expanding our reseller network by targeting large consumer retail chains.

The number of detection devices, which we will be able to sell will depend upon the success of our marketing efforts through our website and the distributors that we will enter into agreement with to sell the products.

We intend to implement the following tasks within the next twelve months:

Inventory: (Estimated cost $40,000-$225,000). We intend to purchase inventory to increase our sales. We believe that these funds will be initially sufficient for us to increase our inventory from Quarta-Rad, Ltd. We intend to pay for this expense from cash flow from operations.

Marketing: (Estimated cost $25,000-$75,000). In addition to the website modification costs, we intend to increase our marketing efforts on the Internet to generate leads and sales. We will also utilize funds to develop marketing brochures and materials to market the products to industry professionals such as home renovation contractors.

If we can successfully complete the above goals within the estimated timeframes set forth and are able to raise additional proceeds that may be needed to secure inventory and marketing funds, those funds would be allocated as follows:

Secure Distribution Agreements: (Estimated cost $10,000). We plan to seek and secure distribution agreements for the sale of our detection devices.

Our management does not anticipate the need to hire additional full or part- time employees over the next six (6) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell soon; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change. Our majority shareholder and director, Victor Shvetsky, has developed a software program called RadexRead, which is currently being used by Quarta-Rad, Ltd in the manufacture of the RD 1212 product at no cost to the Company.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks, nor can we assess the impact of all those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them considering new information or future events.

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, and Note 1 to the Condensed Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses relate to the following:

●	We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

●	Our accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

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

QUARTA-RAD, INC.

May 22, 2017	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

