Form 10-Q
period 2017-06-30
Quarta-Rad, Inc.
filed 2017-08-25
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4232089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1201 N. Orange St., Suite 700 Wilmington, DE (Address of Principal Executive Offices)	19801 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 21, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$120,786	$67,513
Accounts receivable	37,547	46,154
Inventory	138,437	83,586
Subscription receivable	-	5,000
Total Current Assets	296,770	202,253
TOTAL ASSETS	$296,770	$202,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,575	$1,000
Related party payable	107,186	78,103
Total Liabilities	117,761	79,103
Total Current Liabilities
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 and 15,326,150 were issued and outstanding on June 30, 2017 and December 31, 2016, respectively	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	112,279	56,420
Total Stockholders’ Equity	179,009	123,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,770	$202,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Sales, net	$327,936	$191,736	$616,576	$400,734
Total sales, net	327,936	191,736	616,576	400,734

Cost of goods sold	251,964	142,896	477,107	318,694

Gross profit	75,972	48,840	139,469	82,040

Expenses:
General & administrative	2,662	1,922	4,673	4,343
Advertising	3,995	3,686	9,991	9,054
Professional and consulting fees	34,896	24,500	68,946	58,408
Operating Expenses	41,553	30,108	83,610	71,805

Net income	$34,419	$18,732	$55,859	$10,235

Income per share - basic and diluted	0.00	0.00	0.00	0.00

Weighted average shares - basic and diluted	15,326,150	15,000,000	15,326,150	15,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
OPERATING ACTIVITIES:
Net income	$55,859	$10,235
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Accounts receivable	8,606	451
Inventory	(54,851)	32,843
Accounts payable	9,573	12,618
Related party payable	29,086	(80,060)
Net cashed (used) provided by operating activities	48,273	(23,913)

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	5,000	-
Net cash provided by Financing Activities	5,000	-

Net increase (decrease) in cash	53,273	(23,913)
Cash, beginning of period	67,513	66,390
Cash, end of period	$120,786	42,477

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of June 30, 2017, and the condensed statements of operations for the three-month and six-month period ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2017, the results of operations for the three-months and six-months ended June 30, 2017 and 2016, and cash flows for the six-months ended June 30, 2017 and 2016.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and six months ended June 30, 2017 and 2016, amounted to $3,995, $9,991, $3,686, and $9,054, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at June 30, 2017.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We have elected to early adopt ASU 2016-15 as of January 1, 2017. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures and had no other impact to the accompanying condensed statement of cash flows.

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

NOTE 6–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $394,035 and $564,444 for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively. The Company owes the Russian affiliate $87,186 and $33,726 and such amount is included in related party payables in the accompanying balance sheet at June 30, 2017 and December 31, 2016, respectively. The related payable balance is related to research and development costs incurred in 2016 and inventory purchased in June 2017. Payments on the inventory were made in July 2017.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of June 30, 2017 and December 31, 2016, is due $20,000 and $44,375, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company‘s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss for the year ended December 31, 2016 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2017 through August 21, 2017. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The prices we pay for the products has remained constant since the beginning of 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

Revenues. Our net revenues increased $136,200 or 71.04% to $327,936 for the three-months ended June 30, 2017 compared with $191,736 for the three-months ended June 30, 2016. The increase in revenues was due to an increase in the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $109,068, or 76.33% to $251,964 for the three months ended June 30, 2017 compared to $142,896 for the comparable period in 2016. The increase is due to an overall increase in sales and the increase of a higher cost unit.

Operating Expenses. For the three-months ended June 30, 2017, our total operating expenses increased $11,445 or 38.01%, to $41,553 compared to $30,108 for the three-months ended June 30, 2016. The increase is attributable to the Company’s increase in professional fees.

Net Income. Our net income increased $15,687, or 83.74%, to a net income of $34,419 for the three-months ended June 30, 2017 compared to net income of $18,732 for the comparable period in 2016. The increase is primarily due to an increase in revenues.

Liquidity and Capital Resources. During the three months ended June 30, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Six months ended June 30, 2017 compared with the three months ended June 30, 2016

Revenues. Our net revenues increased $215,842 or 53.86%, to $616,576 for the six months ended June 30, 2017 compared with $400,734 for the six months ended June 30, 2016. The increase in revenues was due to an increase in the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $158,413, or 49.71% to $477,1070 for the six months ended June 30, 2017 compared to $318,694 for the comparable period in 2016. The increase is due to an overall increase in sales and the increase of a higher cost unit.

Operating Expenses. For the six-months ended June 30, 2017, our total operating expenses increased $11,805, or 16.44%, to $83,610 compared to $71,805 for the six-months ended June 30, 2016. The increase is attributable to the increase in professional fees.

Net Income. Our net income increased by $45,624, or 445.76%, to a net income of $55,859 for the six-months ended June 30, 2017 compared to a $10,235 for the comparable period in 2016. The increase is primarily due to an increase in revenues and a decrease in our cost of goods sold.

Liquidity and Capital Resources. During the six months ended June 30, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $296,770 and $202,253 as of June 30, 2017 and December 31, 2016, respectively, consisting of $120,786 and $67,513, respectively, in cash. Our working capital surplus was $179,009 and $123,150 as of June 30, 2017 and December 31, 2016, respectively.

We provided $48,273 and used $23,913 in cash from operating activities for the six months ended June 30, 2017 and 2016, respectively.

We had no cash provided by investing activities for the six months ended June 30, 2017 and 2016, respectively.

We had $5,000 and $0 cash provided by financing activities for the six months ended June 30, 2017 and 2016, respectively.

We do not have sufficient funds for pursuing our plan of operation, which includes acquisitions, but we are in the process of trying to procure funds sufficient to fund our plan. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2017.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 25, 2017	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer

