Form 10-Q
period 2017-09-30
Quarta-Rad, Inc.
filed 2017-11-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$57,045	$67,513
Accounts receivable	44,271	46,154
Inventory	191,410	83,586
Subscription receivable	-	5,000
Total Current Assets	292,726	202,253
TOTAL ASSETS	$292,726	$202,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,482	$1,000
Income taxes payable	5,142	-
Related party payable	54,221	78,103
Total Liabilities	68,845	79,103
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 and 15,326,150 were issued and outstanding on September 30, 2017 and December 31, 2016, respectively	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	157,151	56,420
Total Stockholders’ Equity	223,881	123,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,726	$202,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Sales, net	$360,321	$209,350	$976,897	$610,084
Total sales, net	360,321	209,350	976,897	610,084

Cost of goods sold	269,541	199,959	746,648	518,653

Gross profit	90,780	9,391	230,249	91,431

Expenses:
General & administrative	8,294	1,340	12,698	5,683
Advertising	7,576	3,400	17,567	12,454
Professional and consulting fees	24,895	24,800	93,841	83,208
Operating Expenses	40,765	29,540	124,106	101,345

Net income (loss) before taxes	50,015	(20,149)	106,143	(9,914)
Income tax expense-Federal	(5,142)	-	(5,412)	-
Net income (loss)	$44,873	$(20,149)	$100,731	$(9,914)

Income per share - basic and diluted	0.003	(0.001)	0.007	(0.001)
Weighted average shares - basic and diluted	15,326,150	15,000,326	15,326,150	15,000,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN:
OPERATING ACTIVITIES:
Net income/(loss)	$100,731	$(9,914)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,883	20,940
Inventory	(107,824)	7,315
Accounts payable	8,480	12,839
Taxes payable	5,142	-
Related party payable	(23,880)	(80,060)
Net cashed used in operating activities	(15,468)	(48,880)

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	5,000	3,000
Net cash provided by Financing Activities	5,000	3,000

Net change in cash	(10,468)	(45,880)
Cash, beginning of period	67,513	66,390
Cash, end of period	$57,045	20,510

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of September 30, 2017, and the condensed statements of operations for the three-month and nine-month period ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2017, the results of operations for the three-months and nine-months ended September 30, 2017 and 2016, and cash flows for the nine-months ended September 30, 2017 and 2016.

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

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and nine months ended September 30, 2017 and 2016, amounted to $7,576, $17,567, $3,399, and $12,454, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at September 30, 2017.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2017 and December 31, 2016.

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

The Company imports the goods and pays the import and delivery costs and forwards the goods to a public warehouse. Goods are held by the Company at a public warehouse until the customers’ requested ship date. The Company arranged for the maintenance of the Goods while in the warehouse at its expense. The Company has title to the Goods when shipped from the manufacturer and in the public warehouse.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. While we are still currently assessing the impact of the new standard, our revenue is generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. We will update certain disclosures, as applicable to meet the requirements of the new guidance.

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $635,625 and $564,444 for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. The Company owes the Russian affiliate $23,686 and $33,726 and such amount is included in related party payables in the accompanying balance sheet at September 30, 2017 and December 31, 2016, respectively. The related payable balance is related to inventory purchased during the nine months ended September 30, 2017.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of September 30, 2017 and December 31, 2016, is due $30,535 and $44,375, respectively, for expenses paid by the shareholder on behalf of the Company.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2017 through November 14, 2017. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

Revenues. Our net revenues increased $150,971 or 72.11% to $360,321 for the three-months ended September 30, 2017 compared with $209,350 for the three-months ended September 30, 2016. The increase in revenues was due to an increase in the sales of our RD1503 model, and a strong demand in the U.S. market.

Cost of Goods Sold. Our Cost of Goods Sold increased $69,582 or 34.80% to $269,541 for the three months ended September 30, 2017 compared to $199,959 for the comparable period in 2016. The increase is due to an overall increase in sales at a higher margin.

Operating Expenses. For the three-months ended September 30, 2017, our total operating expenses increased $11,225 or 38.00%, to $40,765 compared to $29,540 for the three-months ended September 30, 2016. The increase is attributable to the Company’s increase in advertising and general and administrative expenses.

Net Income. Our net income increased $65,022 to a net income of $44,873 for the three-months ended September 30, 2017 compared to a net loss of ($20,149) for the comparable period in 2016. The increase is primarily due to an increase in revenues.

Liquidity and Capital Resources. During the three months ended September 30, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

Revenues. Our net revenues increased $366,813 or 60.12%, to $976.897 for the nine months ended September 30, 2017 compared with $610,084 for the nine months ended September 30, 2016. The increase in revenues was due to an increase in the sales of our RD1503 model and a strong demand in the U.S. market.

Cost of Goods Sold. Our Cost of Goods Sold increased $277,995, or 43.96% to $746,648 for the nine months ended September 30, 2017 compared to $518,653 for the comparable period in 2016. The increase is due to an overall increase in sales at a higher margin.

Operating Expenses. For the nine-months ended September 30, 2017, our total operating expenses increased $22,761, or 22.46%, to $124,106 compared to $101,345 for the nine-months ended September 30, 2016. The increase is attributable to the increase in professional fees and advertising.

Net Income (loss). Our net income increased by $110,695, to a net income of $100,731 for the nine-months ended September 30, 2017 compared to a net loss of ($9,914) for the comparable period in 2016. The increase is primarily due to an increase in revenues.

Liquidity and Capital Resources. During the nine months ended September 30, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $292,726 and $202,253 as of September 30, 2017 and December 31, 2016, respectively, consisting of $57,045 and $67,513, respectively, in cash. Our working capital surplus was $223,881 and $123,150 as of September 30, 2017 and December 31, 2016, respectively. Our inventory was $191,410 and $83,586 as of September 30, 2017 and December 31, 2016, respectively. The inventory increase was due to an increase in projected sales and timing.

We used $15,468 and $48,880 in cash from operating activities for the nine months ended September 30, 2017 and 2016, respectively.

We had no cash provided by investing activities for the nine months ended September 30, 2017 and 2016, respectively.

We had $5,000 and $3,000 cash provided by financing activities for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2017.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2017 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

November 14, 2017	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

