Form 10-K
period 2017-12-31
Quarta-Rad, Inc.
filed 2018-04-13
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4232089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1201 N. Orange St., Suite 700, Wilmington, DE 19801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Common Stock, $0.0001 par value per share (Title of Each Class)	None (Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, based upon the last sale price of the common stock of such date: $0.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2018 was 15,326,150.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $75,000 to $310,000 in cash in 2018 to accomplish the goals set out in our plan of operation. To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2017.

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

RADEX RD1212 – new model of hand-held radiation detector for the consumer market. It includes all the functionality of RD1503 model as well as ability to store measured values in memory for later transfer to PC. This device comes with newly developed software, RadexRead, developed by Quarta-Rad Inc to further enhances the RADEX family of Geiger counters by combining the power of PC and Internet, allowing the user to visualize and share their measurements with other RADEX consumers.

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

RADEX M107 – simple Radon gas detector that provides visual/audio alarm when a certain (or legal) threshold is reached.

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

Quarta-Rad, Ltd.’s proprietary tech library is combination of source code, database, firmware and hardware used for measuring and displaying radiation measurements. The source code is for the: (i) RD1212 web program; (ii) RD1212 BT application for Android and iPhone; (iii) Web RadexRead; and (iv) database of radiation measurements. The Web RadexRead and database of radiation measurements are owned, managed, and controlled by us. Quarta-Rad, Ltd. owns and controls the firmware source code used by all Radex series as well as the hardware design. Victor Shvetsky, our CEO, is in charge of developing and maintaining any technical libraries we own. Quarta-Rad, Ltd. owns any technical library components.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we have begun spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. In 2017 and 2016, we spent approximately $59,000 and $4,000, respectively, on research and development with our related party.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Beginning in February 2018, our common stock is traded on the OTC Bulletin Board under the symbol “QURT.” During February 2018, the High Bid was $2.15 and Low Bid was $2.00. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock Currently Outstanding

As of March 31, 2018 we have 15,326,150 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2017 and 2016 and our results of operations for the year ended December 31, 2017 and December 31, 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We have raised $65,230 in funds pursuant to our registration statement for the year ended December 31, 2016.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

From November 29, 2011 (our inception) to December 31, 2011, we did not generate any sales. In 2012, we generated $51,405 in sales, which resulted in $29,110 in related party sales and resulted in a net profit of $25,783. In 2013, we generated $661,147 in sales, which included $37,431 in related party sales and a net profit of $112,992. In 2014, we generated $1,045,020, in net sales, which were all from third parties and incurred a loss of ($95,084). In 2015, we generated $829,032 in net sales and earned a profit of $50,463. In 2016, we generated $826,791 in sales and incurred a net loss of $(35,634). In 2017, we generated $1,210,043 in sales and a net profit of $87,125. We anticipate that we will continue to generate revenues and will incur net profits and will be able to increase our revenues after we have raised additional funds. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2017, we had $77,879 in cash on hand in our corporate bank account and liabilities of $69,630, which consisted of $44,667 in related party payables and $24,963 in accounts payable and accrued expenses. . We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

In 2017, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The prices we pay for the products has remained constant since the beginning of 2013. The product pricing has been discounted pursuant to a discount agreement. We intend to extend this agreement beginning May 2018.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies.. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2017 compared to the year ended December 31, 2016

Revenues. Our net revenues increased $383,252, or 46.35%, to $1,210,043 for the year ended December 31, 2017 compared with $826,791 for comparable period in 2016. The increase in revenues was due to an increase in the popularity of the Quarta-Rad line of products.

Cost of Goods Sold. Our Cost of Goods Sold increased $186,418, or 26.42% to $892,015 for the year ended December 31, 2017 compared to $705,597 for the comparable period in 2016. The increase is directly related to the increase in sales during 2017.

Operating Expenses. For the year ended December 31, 2017, our total operating expenses increased $74,075, or 47.23%, to $230,903 compared to $156,828 for the comparable period in 2016. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, increased $23,086, or 104.94%, to $45,085 for the year ended December 31, 2017 from $21,999 for the comparable period in 2016. The increase is primarily attributable to an increase in compliance fees and advertising expenses.

●

Professional and consulting fees decreased $4,242, or 3.24%, for the year ended December 31, 2017 to $126,741 from $130,983 for the comparable period in 2016. The decrease is due to a decrease in consulting fees.

●	Research and development cost increased $55,231 to $59,077 for the year ended December 31, 2017 compared to $3,846 for the comparable period in 2016. The increase is attributable to the Company’s incurring costs to develop and maintain new and existing devices.

Net Income (loss). Our net income (loss) changed by 122,759 to a net profit of $87,125 for the year ended December 31, 2017 compared to a net loss of ($35,634) for the comparable period in 2016. The change is primarily due to a increase in revenues as discussed above.

Liquidity and Capital Resources. During the year ended December 31, 2017, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers as well as the proceeds from the sale of our common stock in 2016.

Our total assets were $279,905 and $202,253 as of December 31, 2017 and December 31, 2016, respectively, consisting of $77,879 and $67,513, respectively in cash. During 2017, the Company increased its inventory on hand by approximately $80,000 to meet short-term sales needs. Our working capital surplus was $210,275 and $123,150 as of December 31, 2017 and December 31, 2016, respectively.

Our total liabilities were $69,630 and $79,103 as of December 31, 2017 and December 31, 2016, respectively.

Our stockholders’ equity was $210,275 and $123,150 as of December 31, 2017 and 2016, respectively and our retained earnings were $143,545 and $56,420 as of December 31, 2017 and 2016, respectively.

We had $5,366 cash provided by and $59,107 used in cash from operating activities for the years ended December 31, 2017 and 2016, respectively.

We had no cash provided by investing activities for years ended December 31, 2017 and 2016, respectively.

We had $5,000 and $60,230 cash provided by financing activities for the years ended December 31, 2017 and 2016, respectively.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it incurred a loss in 2016 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2017 and 2016, respectively.

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

We intend to implement the following tasks within the next twelve months:

Inventory: We intend to purchase inventory to increase our sales. We believe that these funds will be initially sufficient for us to increase our inventory from Quarta-Rad, Ltd. The amount needed for inventory purchases is directly related to the demand for sales of our product.

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

We currently do not own any plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our directors..

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the new accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred a loss from operations in 2016 and cannot support a salary for its CEO, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 5 to the financial statements, in 2017 and 2016, the Company purchased all of its products from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

/s/ Hall & Company

We have served as the Company’s auditor since 2015

Irvine, CA

April 12, 2018

QUARTA-RAD, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$77,879	$67,513
Accounts receivable	37,886	46,154
Inventory	164,140	83,586
Subscription receivable	-	5,000
Total Current Assets	279,905	202,253
TOTAL ASSETS	$279,905	$202,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$24,963	$1,000
Related party payable	44,667	78,103
Total Liabilities	69,630	79,103

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 and 15,326,150 were issued and outstanding on December 31, 2017 and December 31, 2016, respectively	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	143,545	56,420
Total Stockholders’ Equity	210,275	123,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,905	$202,253

QUARTA-RAD, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the year ended December 31, 2016

Sales, net	$1,210,043	$826,791
Total sales, net	1,210,043	826,791

Cost of goods sold	892,015	705,597

Gross profit	318,028	121,194

Expenses:
General & administrative	15,969	6,971
Advertising	29,116	15,028
Professional and consulting fees	126,741	130,983
Research and development	59,077	3,846
Operating Expenses	230,903	156,828

Net income (loss) before taxes	87,125	(35,634)
Income tax expense	-	-
Net income (loss)	$87,125	$(35,634)

Income per share - basic and diluted	$0.01	$-
Weighted average shares - basic and diluted	15,326,150	15,058,970

QUARTA-RAD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Captial	Retained Earngings	Equity
Balance, December 31, 2015	15,000,000	1,500	-	92,054	93,554
Common shares issued	326,150	33	65,197	-	65,230
Net Loss	-	-	-	(35,634)	(35,634)
Balance, December 31, 2016	15,326,150	$1,533	$65,197	$56,420	$123,150
Net Income	-	-	-	87,125	87,125
Balance, December 31, 2017	15,326,150	1,533	65,197	143,545	210,275

QUARTA-RAD, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016

OPERATING ACTIVITIES:
Net income / (loss)	$87,125	$(35,634)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	8,268	(2,271)
Inventory	(80,554)	28,963
Accounts payable	23,963	(1,292)
Related party payable	(33,436)	(48,873)
Net cashed provided by/(used in) operating activities	5,366	(59,107)

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	5,000	60,230
Net cash provided by Financing Activities	5,000	60,230

Net change in cash	10,366	1,123
Cash, beginning of period	67,513	66,390
Cash, end of period	$77,879	67,513

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

Supplemental Disclosure on non-cash financing activities:
Stock Subscription Receivable	$-	5,000

QUARTA-RAD, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2017 and 2016.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2017 and 2016 amounted to $29,116 and $15,028, respectively.

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

As of December 31, 2017, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2011 through 2017 Delaware Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Inventory Accounting Policy

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and 2016.

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

The Company evaluates the criteria of ASC 605-45, Gross Versus Net Revenue Presentations,, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk and credit risk, has latitude in establishing prices and selecting suppliers, and has input in establishing product specifications.

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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company is not expected to have a material impact on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company did not have a material impact on its financial statements.

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

NOTE 3–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2017 and 2016 are summarized below:

	2017	2016
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	21,760	(12,116)
State	-	-
Change in valuation allowance	(21,760)	12,116
Total deferred	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2016, the Company had federal net operating loss carry forwards of approximately $95,084 which may be offset against future taxable income through 2036. No net deferred tax assets are recorded at December 31, 2016 or 2015, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2017 and 2016, deferred tax assets (liabilities) consist of the following:

	2017	2016

Net operating loss carry-forwards	$5,527	$27,287
Other	-	-
Total deferred tax assets	5,527	27,287
Less: valuation allowance	(5,527)	(27,287)

Net deferred tax assets	-	-

The change in the valuation allowance during the years ended December 31, 2017 and 2016 was an approximate $22,000 decrease and an approximate $12,000 increase, respectively, and a full valuation allowance has been recorded since, in the judgement of management, these net deferred tax assets are not more likely than not to be realized. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2017 and 2016 to the effective tax rate is as follows:

	2017	2016
Expected federal tax	21.00%	34.00%
Valuation allowance	(21.00)%	(34.00)%

Total	-%	-%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2017 and 2016. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $765,725 and $564,444 for 2017 and 2016, respectively. The Company owes the Russian affiliate $9,443 and $33,726 and such amount is included in related party payables in the accompanying balance sheet at December 31, 2017 and 2016, respectively. The related payable balance is related to a research and development contract entered into by the parties noted below.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed in 2017 is $9,443.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of December 31, 2017 and 2016, is due $35,222 and $44,375, respectively, for expenses paid on behalf of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

Going Concern

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2017 through March April 10, 2018. Based on its evaluation, there is nothing to be disclosed herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2017 and 2016.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.
●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.
●	The Company has not performed a risk assessment and mapped our processes to control objectives;
●	The Company has not implemented comprehensive entity-level internal controls;
●	The Company has not implemented adequate system and manual controls.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Victor Shvetsky	43	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	39	President and Director

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

Possible Potential Conflicts

The OTCBB does not currently have any director independence requirements.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on March 31, 2019. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2017 and 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1Victor Shvetsky CEO, CFO and Director		-	-	-	-	-	-
		-	-	-	-	-	-		-
		-	-	-	-	-	-		-
	2017		-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
		-	-	-	-	-	-	-

2 Alexey Golovanov, President		-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-
		-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2017 and 2016.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2017, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2017, we had 15,326,150 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2017 and 2016, we purchased $765,725 and $564,444, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2017 and 2016, we owed Quarta-Rad Russia $9,443 and $33,726, respectively, in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amounts above due at December 31, 2017 and 2016 relate to the development contracts.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2017 and 2016:

	2017	2016

Audit Fees	$35,000	$37,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$35,000	$37,000

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

Audit Related Fees. None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation
3.1a*	Certificate of Amendment to Certificate of Incorporation
3.1b*	Certificate of Amendment to Certificate of Incorporation
3.1c*	Certificate of Correction to Certificate of Amendment of Certificate of Incorporation
3.2*	Bylaws
14.1*	Code of Ethics
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
_______________________________
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Previously filed.
**	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2018	QUARTA-RAD, INC.

/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2018	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Director
April 12, 2018	/s/ Alexey Golovanov
Alexey Golovanov
President and Director

