Form 10-Q
period 2018-03-31
Quarta-Rad, Inc.
filed 2018-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$103,710	$77,879
Accounts receivable	24,012	37,886
Inventory	131,205	164,140
Total Current Assets	258,927	279,905
TOTAL ASSETS	$258,927	$279,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$35,394	$24,963
Related party payable	66,902	44,667
Total Current Liabilities	102,296	69,630

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding at March 31, 2018 and December 31, 2017	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	89,901	143,545
Total Stockholders’ Equity	156,631	210,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,927	$279,905

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Sales, net	$260,277	$288,640

Cost of goods sold	201,166	225,075

Gross profit	59,111	63,565

Expenses:
General & administrative	17,081	1,526
Advertising	12,012	5,996
Professional and consulting fees	34,325	34,050
Research and development	23,769	-
Operating Expenses	87,187	41,572

Net income/(loss) from operations	(28,076)	21,993
Other Expense	(25,568)	-
Net income (loss)	$(53,644)	$21,993

Income per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	15,326,150	15,326,150

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
OPERATING ACTIVITIES:
Net income/(loss)	$(53,644)	$21,993

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	13,873	21,686
Inventory	32,935	414
Accounts payable and accrued expenses	10,431	19,364
Related party payable	22,236	(49,415)
Net cashed provided by operating activities	25,831	14,042

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	5,800
Net cash provided by Financing Activities	-	5,800

Net change in cash	25,831	19,842
Cash, beginning of period	77,879	67,513
Cash, end of period	$103,710	87,355

Supplemental cash flow information:

Cash paid for interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of March 31, 2018, and the condensed statements of operations, and the cash flows for the three months ended March 31, 2018 and 2017, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2018, the results of operations and cash flows for the three-months ended March 31, 2018 and 2017.

The condensed balance sheet as of December 31, 2017 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2018 and 2017, amounted to $12,012 and $5,996, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at March 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2018 and December 31, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the three months ended March 31, 2018.

Our principal activities from which we generate our revenue are product sales.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers and via telephone with our third-party call center for our print media and direct mail customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of over-the-counter drug and consumer care products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of bottled finished goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2018 and December 31, 2017, respectively.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company is not expected to have a material impact on our condensed financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on our condensed financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. The adoption of this guidance by the Company did not have a material impact our condensed financial statement and related disclosures.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance by the Company is not expected to have a material impact on our condensed financial statements and related disclosures.

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $111,500 and $765,725 for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed through March 31, 2018 is $27,443.

The Company owes the Russian affiliate $33,212 and $9,443 and such amount is included in related party payables in the accompanying balance sheet at March 31, 2018 and December 31, 2017, respectively. The related payable balance is related to research and development services

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of March 31, 2018 and December 31, 2017, is due $33,690 and $35,222, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– OTHER EXPENSES

During the first quarter of 2018, the Company evaluated its policies relating to sales tax collection in various states. The Company has reached a voluntary disclosure agreement with certain states and has estimated a potential liability of approximately $26,000. This amount is included as an other expense of $25,568 as of March 31, 2018.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss in 2016 and the first quarter of 2018 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising funds and potential acquisitions going forward. The Company cannot provide any assurance or guarantee that it will be able to raise funds. Potential investors must be aware if it is unable to raise funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2018 through May 15, 2018. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended March 31, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018 and 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

Revenues. Our net revenues decreased $28,363, or 9.83% to $260,277 for the three-months ended March 31, 2018 compared with $288,640 for the three-months ended March 31, 2017. The decrease was due to a minor decrease in the sale of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $23,909 or 10.62% to $201,166 for the three months ended March 31, 2018 compared to $225,075 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the three-months ended March 31, 2018, our total operating expenses increased $45,615 or 109.73%, to $87,187 compared to $41,572 for the three-months ended March 31, 2017. The increase is primarily attributable to the Company’s increase in research and development to develop and maintain new and existing devices, and increase in advertising and a one-time charge in connection with the listing of the Company’s stock.

Other Expenses. For the period ended March 31, 2018, our other expenses increased $25,568 compared to $-0- for the three months ended March 31, 2017. The increase is due to an estimated liability relating to estimated sales tax liabilities for prior periods.

Net Income. Our net income decreased $75,637 to a net loss of $53,644 for the three-months ended March 31, 2018 compared to net income of $21,993 for the comparable period in 2017. The increase is primarily due to an decrease in revenues and the estimated sales tax liability noted above.

Liquidity and Capital Resources. During the three months ended March 31, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $258,927 and $279,905 as of March 31, 2018 and December 31, 2017, respectively, consisting of $103,710 and $77,879, respectively, in cash. Our working capital surplus was $156,631 and $210,275 as of March 31, 2018 and December 31, 2017, respectively.

We had $25,831 and $14,042 in cash provided by operating activities for the three months ended March 31, 2018 and 2017, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2018 and 2017, respectively.

We had $-0- and $5,800 cash provided by financing activities for the three months ended March 31, 2018 and 2017, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2018.

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

We currently do not own any equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our directors..

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1 to the Condensed Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses relate to the following:

●	We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

●	Our accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

●	The Company has not performed a risk assessment and mapped our process to control objectives.

●	The Company has not implemented comprehensive entity-level internal controls.

●	The Company has not implemented adequate system and manual controls.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

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

QUARTA-RAD, INC.

May 15, 2018	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

