Form 10-Q
period 2018-06-30
Quarta-Rad, Inc.
filed 2018-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55964

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$107,188	$77,879
Accounts receivable	43,181	37,886
Inventory	114,836	164,140
Total Current Assets	265,205	279,905
TOTAL ASSETS	$265,205	$279,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,695	$24,963
Related party payables	110,048	44,667
Total Current Liabilities	124,743	69,630

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding at June 30, 2018 and December 31, 2017	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	73,732	143,545
Total Stockholders’ Equity	140,462	210,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,205	$279,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Sales, net	$235,529	$327,936	$495,806	$616,576

Cost of goods sold	171,454	251,964	372,620	477,107

Gross profit	64,075	75,972	123,186	139,469

Expenses:
General & administrative	6,523	2,662	23,604	4,673
Advertising	9,907	3,995	21,919	9,991
Professional and consulting fees	43,527	34,896	77,852	68,946
Research and development	23,770	-	47,539	-
Operating Expenses	83,727	41,553	170,914	83,610

Net income/(loss) from operations	(19,652)	34,419	(47,728)	55,859
Other income/(expense)	3,483	-	(22,085)	-
Net income (loss)	$(16,169)	$34,419	$(69,813)	$55,859

Income per share - basic and diluted	(0.00)	0.00	(0.00)	0.00

Weighted average shares - basic and diluted	15,326,150	15,326,150	15,326,150	15,326,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
OPERATING ACTIVITIES:
Net income /(loss)	$(69,813)	$55,859

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(5,295)	8,606
Inventory	49,304	(54,851)
Accounts payable and accrued expenses	(10,270)	9,573
Related party payable	65,383	29,086
Net cashed provided by operating activities	29,309	48,273

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	5,000
Net cash provided by financing activities	-	5,000

Net change in cash	29,309	53,273
Cash, beginning of period	77,879	67,513
Cash, end of period	$107,188	120,786

Supplemental cash flow information:

Cash paid for interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of June 30, 2018, and the condensed statements of operations for the three-month and six-month period ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2018, the results of operations and cash flows for the periods ended June 30, 2018 and 2017.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and six months ended June 30, 2018 and 2017, amounted to $9,907, $21,919, $3,995, and $9,991, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at June 30, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2018 and December 31, 2017.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1.Observable inputs such as quoted prices in active markets;

●	Level 2.Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3.Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of and for the six months ended June 30, 2018.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its condensed consolidated financial statements.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $227,745 and $765,725 for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed through June 30, 2018 is $45,443.

The Company owes the Russian affiliate $56,980 and $9,443 and such amount is included in related party payables in the accompanying balance sheet at June 30, 2018 and December 31, 2017, respectively. The related payable balance is related to research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of June 30, 2018 and December 31, 2017, is due $53,068 and $35,222, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– OTHER EXPENSES

During the first quarter of 2018, the Company evaluated its policies relating to sales tax collection in various states. The Company has reached a voluntary disclosure agreement with certain states and has estimated a potential liability of approximately $22,000. All amounts were paid in the second quarter and the Company has no outstanding balance at June 30, 2018.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss the first and second quarter of 2018 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising funds and potential acquisitions going forward. The Company cannot provide any assurance or guarantee that it will be able to raise funds. Potential investors must be aware if it is unable to raise funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company could be lost in its entirety.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2018 through August 14, 2018. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third-party resellers.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2018 and 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

Revenues. Our net revenues decreased $92,407, or 28.18% to $235,529 for the three-months ended June 30, 2018 compared with $327,926 for the three months ended June 30, 2017. The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price.

Cost of Goods Sold. Our Cost of Goods Sold decreased $80,510 or 31.95% to $171,454 for the three months ended June 30, 2018 compared to $251,964 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the three months ended June 30, 2018, our total operating expenses increased $42,174 or 101.49%, to $83,727 compared to $41,553 for the three months ended June 30, 2017. The increase is primarily attributable to the Company’s increase in research and development to develop and maintain new and existing devices, and increase in advertising and a one-time charge in connection with the listing of the Company’s stock.

Other Expenses. For the period ended June 30, 2018, our other expenses decreased to a ($3,483) compared to $-0- for the three months ended June 30, 2017. The decrease is due to a reduction of an estimated liability relating to estimated sales tax liabilities for prior periods.

Net Income. Our net loss increased $50,588 to a net loss of $16,169 for the three months ended June 30, 2018 compared to net income of $34,419 for the comparable period in 2017. The increase is primarily due to a decrease in revenues and additional operating expenses noted above.

Liquidity and Capital Resources. During the three months ended June 30, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017

Revenues. Our net revenues decreased $120,770, or 19.59% to $495,806 for the six months ended June 30, 2018 compared with $616,576 for the six-months ended June 30, 2017. The decrease was due to a decrease in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price.

Cost of Goods Sold. Our Cost of Goods Sold decreased $104,487 or 21,90% to $372,620 for the six months ended June 30, 2018 compared to $477,107 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the six months ended June 30, 2018, our total operating expenses increased $87,304 or 104.42%, to $170,914 compared to $83,610 for the six months ended June 30, 2017. The increase is primarily attributable to the Company’s increase in research and development to develop and maintain new and existing devices and increase in advertising and a one-time charge in connection with the listing of the Company’s stock.

Other Expenses. For the period ended June 30, 2018, our other expenses increased $22,085 compared to $-0- for the six months ended June 30, 2017. The increase is due to sales tax liabilities for prior periods.

Net Income. Our net loss increased $125,672 to a net loss of $69,813 for the six months ended June 30, 2018 compared to net income of $55,859 for the comparable period in 2017. The increase is primarily due to a decrease in revenues and the estimated sales tax liability noted above.

Liquidity and Capital Resources. During the six months ended June 30, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $265,205 and $279,905 as of June 30, 2018 and December 31, 2017, respectively, consisting of $107,188 and $77,879, respectively, in cash. Our working capital surplus was $140,462 and $210,275 as of June 30, 2018 and December 31, 2017, respectively.

We had $29,309 and $48,273 in cash provided by operating activities for the six months ended June 30, 2018 and 2017, respectively.

We had no cash provided by investing activities for the six months ended June 30, 2018 and 2017, respectively.

We had $-0- and $5,000 cash provided by financing activities for the six months ended June 30, 2018 and 2017, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2018 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 14, 2018	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

