Form 10-Q
period 2018-09-30
Quarta-Rad, Inc.
filed 2018-11-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$121,465	$77,879
Accounts receivable	30,513	37,886
Inventory	134,471	164,140
Total Current Assets	$286,449	$279,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,755	$24,963
Related party payables	145,672	44,667
Total Current Liabilities	158,427	69,630

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding at September 30, 2018 and December 31, 2017	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	61,292	143,545
Total Stockholders’ Equity	128,022	210,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,449	$279,905

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Sales, net	$179,138	$360,321	$674,944	$976,897

Cost of goods sold	128,115	269,541	500,734	746,648

Gross profit	51,023	90,780	174,210	230,249

Expenses:
General & administrative	1,356	8,294	24,562	12,698
Advertising	12,237	7,576	34,156	17,567
Professional and consulting fees	26,100	24,895	103,952	93,841
Research and development	23,770	-	71,708	-
Operating Expenses	63,463	40,765	234,378	124,106

Net income/(loss) from operations	(12,440)	50,015	(60,168)	106,143
Other income/(expense)	-	(5,142)	(22,085)	(5,412)
Net income (loss)	$(12,440)	$44,873	$(82,253)	$100,731

Income per share - basic and diluted	(0.001)	0.000	(0.005)	0.007

Weighted average shares - basic and diluted	15,326,150	15,326,150	15,326,150	15,326,150

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY/(USED IN):

OPERATING ACTIVITIES:
Net income (loss)	$(82,253)	$100,731

Changes in operating assets and liabilities:
Accounts receivable	7,373	1,883
Inventory	29,669	(107,824)
Accounts payable and accrued expenses	(12,208)	8,480
Taxes Payable	-	5,142
Related party payable	101,005	(23,880)
Net cashed provided by (used in) operating activities	43,586	(15,468)

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	5,000
Net cash provided by financing activities	-	5,000

Net change in cash	43,586	(10,468)
Cash, beginning of period	77,879	67,513
Cash, end of period	$121,465	57,045

Supplemental cash flow information:

Cash paid for interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of September 30, 2018, and the condensed statements of operations for the three-month and nine-month period ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2018, the results of operations and cash flows for the periods ended September 30, 2018 and 2017.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and nine months ended September 30, 2018 and 2017, amounted to $12,237, $34,156, $7,576 and $17,567, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at September 30, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018 and December 31, 2017.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated statements of operations, balance sheet, and cash flows as of September 30, 2018 and for the three and nine months ended September 30, 2018.

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of over-the-counter drug and consumer care products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2018 and December 31, 2017, respectively.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $324,340 and $765,725 for the nine months ended September30, 2018 and for the year ended December 31, 2017, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed through September 30, 2018 is $90,000.

The Company owes the Russian affiliate $99,530 and $9,443 and such amount is included in related party payables in the accompanying balance sheet at September 30, 2018 and December 31, 2017, respectively. The related payable balance is related to inventory purchased in the third quarter for 2018 and research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of September 30, 2018 and December 31, 2017, is due $46,142 and $35,222, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– OTHER EXPENSES

During the first quarter of 2018, the Company evaluated its policies relating to sales tax collection in various states. The Company has reached a voluntary disclosure agreement with certain states and has estimated a potential liability of approximately $22,000. All amounts were paid in the second quarter and the Company has no outstanding balance at September 30, 2018.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss the first, second and third quarters of 2018 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2018 through November 12, 2018. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2018 and 2017, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2018 compared with the three months ended September 30, 2017

Revenues. Our net revenues decreased $181,183, or 50.28% to $179,138 for the three-months ended September 30, 2018 compared with $360,321 for the three months ended September 30, 2017. The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price.

Cost of Goods Sold. Our Cost of Goods Sold decreased $141,426 or 52.47% to $128,115 for the three months ended September 30, 2018 compared to $269,541 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the three months ended September 30, 2018, our total operating expenses increased $22,698 or 55.68%, to $63,463 compared to $40,765 for the three months ended September 30, 2017. The increase is primarily attributable to the Company’s increase in research and development to develop and maintain new and existing devices, and an increase in advertising.

Other Expenses. For the period ended September 30, 2018, our other expenses decreased to $-0- compared to $5,142- for the three months ended September 30, 2017. The decrease is due to a reduction of an estimated liability for income taxes payable.

Net Income. Our net loss increased $57,313 to a net loss of $12,440 for the three months ended September 30, 2018 compared to net income of $44,873 for the comparable period in 2017. The increase is primarily due to a decrease in revenues and additional research and advertising expenses noted above.

Liquidity and Capital Resources. During the three months ended September 30, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

Revenues. Our net revenues decreased $301,953, or 30.91% to $674,944 for the nine months ended September 30, 2018 compared with $976,897 for the nine-months ended September 30, 2017. The decrease was due to a decrease in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price.

Cost of Goods Sold. Our Cost of Goods Sold decreased $245,914 or 32.94% to $500,734 for the nine months ended September 30, 2018 compared to $746,648 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the nine months ended September 30, 2018, our total operating expenses increased 110,272 or 88.85%, to $234,378 compared to $124,106 for the nine months ended September 30, 2017. The increase is primarily attributable to the Company’s increase in research and development to develop and maintain new and existing devices and increase in advertising and a one-time charge in connection with the listing of the Company’s stock.

Other Expenses. For the period ended September 30, 2018, our other expenses increased $16,673 to $22,085 compared to $5,412 for the nine months ended September 30, 2017. The increase is due to sales tax liabilities for prior periods.

Net Income. Our net loss increased $182,984 to a net loss of $82,253 for the nine months ended September 30, 2018 compared to net income of $100,731 for the comparable period in 2017. The increase is primarily due to a decrease in revenues, an increase research and development expenses and the estimated sales tax liability noted above.

Liquidity and Capital Resources. During the nine months ended September 30, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers. Overall, our cash increased from December 31, 2017 primarily due to increases in our related party payables.

Our total assets were $286,449 and $279,905 as of September 30, 2018 and December 31, 2017, respectively, consisting of $121,465 and $77,879, respectively, in cash. Our working capital surplus was $128,022 and $210,275 as of September 30, 2018 and December 31, 2017, respectively.

We had $43,486 in cash provided and $15,568 in cash used by operating activities for the nine months ended September 30, 2018 and 2017, respectively.

We had no cash provided by investing activities for the nine months ended September 30, 2018 and 2017, respectively.

We had $-0- and $5,000 cash provided by financing activities for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2018.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next nine (9) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this stage. While we believe that the addition of employees is not required over the next nine (9) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

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

QUARTA-RAD, INC.

November 12, 2018	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

