Form 10-K
period 2018-12-31
Quarta-Rad, Inc.
filed 2019-04-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196078

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4232089
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1201 N. Orange St., Suite 700, Wilmington, DE 19801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Common Stock, $0.0001 par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 2019, based upon the last sale price of the common stock of such date: $30,652,300.

The number of shares of the registrant’s common stock issued and outstanding as of April 15, 2019 was 15,326,150.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $75,000 to $310,000 in cash in 2019 to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2017 or 2018.

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

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to the present, we have continued to sell the products through the Internet to unrelated third parties. During 2018, our ability to sell through our distributor in the UK was suspended due to an ongoing UK VAT examination, we are currently exploring new partners for EU distribution.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we have begun spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2018, 2017 and 2016, we spent approximately $95,000, $59,000 and $4,000, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them. We also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Beginning in February 2018, our common stock is traded on the OTC Bulletin Board under the symbol “QURT.” The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High Bid	Low Bid
2018	February and March	2.15	1.50
	Second Quarter	1.75	1.50
	Third Quarter	2.00	2.00
	Fourth Quarter	2.00	2.00

Common Stock Currently Outstanding

As of March 31, 2019, we have 15,326,150 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2018 and 2017 and our results of operations for the year ended December 31, 2018 and December 31, 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-K, we continue to expand our operations and expect to increase our revenues with additional working capital by increasing our advertising and markering. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, Messrs. Shvetsky and Golovanov’s companies have been the source of commissionable consignment sales and we did not carry any inventory. In 2013, we discontinued selling the products on consignment from our majority shareholder’s company for a commission or consignment fee and began purchasing inventory directly from Quarta-Rad, Ltd (Russia) (“QRR”) to sell on the Internet to direct consumers and to third party resellers. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third party resellers.

We have raised $65,230 in funds pursuant to our registration statement.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2017, we generated $1,210,043 in sales and a net profit of $87,125. In 2018, we generated $908,355 in sales and incurred a net loss of $(98,055). We anticipate that we will be able to increase our revenues after we have raised additional funds. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2018, we had $87,010 in cash on hand in our corporate bank account and liabilities of $162,276, which consisted of $149,849 in related party payables and $12,427 in accounts payable and accrued expenses. . We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

In 2018, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase our products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years, which expires in 2027. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The product pricing has been discounted pursuant to a discount agreement. We have extended this agreement thru 2027. During 2018, our ability to sell through our distributor in the UK was suspended due to an ongoing UK VAT examination, we are currently exploring new partners for EU distribution.

Critical Accounting Policy and Estimates Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

Inventories are stated at the lower of cost or market (net realizable value). We periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our inventory consists entirely of finished goods available for sale. We analyze our accounts receivable to determine if a reserve for non-collectible receivables. There is no allowance recorded at December 31, 2018 and 2017.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018 and 2017, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2018 compared to the year ended December 31, 2017

Revenues. Our net revenues decreased $301,688, or 24.93%, to $908,355 for the year ended December 31, 2018 compared with $1,210,043 for comparable period in 2017.

The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price and a period of interrupted sales to EU.

Cost of Goods Sold. Our Cost of Goods Sold decreased $217,504, or 24.38% to $674,511 for the year ended December 31, 2018 compared to $892,015 for the comparable period in 2017. The decrease is due to an overall decrease in sales.

Operating Expenses. For the year ended December 31, 2018, our total operating expenses increased $100,996, or 43.74%, to $331,899 compared to $230,903 for the comparable period in 2017. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●

General and administrative expenses, including advertising, increased $59,387 or 131.72%, to $104,472 for the year ended December 31, 2018 from $45,085 for the comparable period in 2017. The increase is primarily attributable to an increase in compliance fees, advertising expenses, and sales tax liabilities for prior periods recognized in 2018

●	Professional and consulting fees increased $5,610, or 4.43%, for the year ended December 31, 2018 to $132,351 from $126,741 for the comparable period in 2017. The increase is due to an increase in accounting and legal fees for certain projects.

●	Research and development cost increased $35,999 to $95,076 for the year ended December 31, 2018 compared to $59,077 for the comparable period in 2017. The increase is attributable to the Company’s incurring costs to develop and maintain new and existing devices.

Net Income (loss). Our net income (loss) changed by $185,180 to a net loss of ($98,055) for the year ended December 31, 2018 compared to a net profit of $87,125 for the comparable period in 2017. The change is primarily due to a decrease in revenues and an increase in research and operating costs notes above.

Liquidity and Capital Resources. During the year ended December 31, 2018, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $274,496 and $279,905 as of December 31, 2018 and December 31, 2017, respectively, consisting of $87,010 and $77,879, respectively in cash. During 2018, the Company decreased its inventory on hand by approximately $80,000 to meet short-term sales needs. Our working capital surplus was $112,220 and $210,275 as of December 31, 2018 and December 31, 2017, respectively.

Our total liabilities were $162,276 and $69,630 as of December 31, 2018 and December 31, 2017, respectively.

Our stockholders’ equity was $112,220 and $210,275 as of December 31, 2018 and 2017, respectively and our retained earnings were $45,490 and $143,545 as of December 31, 2018 and 2017, respectively.

We had $9,131 and $5,366 in cash provided by operating activities for the years ended December 31, 2018 and 2017, respectively.

We had no cash provided by investing activities for year ended December 31, 2018 and 2017, respectively.

We had $-0- and $5,000 cash provided by financing activities for the year ended December 31, 2018 and 2017, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of April 1, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues, it incurred a loss in 2018 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2018 and 2017.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred a loss from operations in 2018 and cannot support a salary for its CEO, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter

As discussed in Note 5 to the financial statements, in 2018 and 2017, the Company purchased all of its products from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

/s/ Hall & Company

We have served as the Company’s auditor since 2015

Irvine, CA

April 12, 2019

QUARTA-RAD, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$87,010	$77,879
Accounts receivable	83,973	37,886
Inventory	85,363	164,140
Prepaid expenses	18,150	-
Total Current Assets	274,496	279,905
TOTAL ASSETS	$274,496	$279,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,427	$24,963
Related party payables	149,849	44,667
Total Liabilities	162,276	69,630

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 and 15,326,150 were issued and outstanding on December 31, 2018 and December 31, 2017, respectively	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	45,490	143,545
Total Stockholders’ Equity	112,220	210,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,496	$279,905

QUARTA-RAD, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017
Sales, net	$908,355	$1,210,043

Cost of goods sold	674,511	892,015

Gross profit	233,844	318,028

Expenses:
General & administrative	57,498	15,969
Advertising	46,974	29,116
Professional and consulting fees	132,351	126,741
Research and development	95,076	59,077
Operating Expenses	331,899	230,903

Net income (loss) before taxes	(98,055)	87,125
Income tax expense	-	-
Net income (loss)	$(98,055)	$87,125

Income per share - basic and diluted	$(0.01)	$0.01
Weighted average shares - basic and diluted	15,326,150	15,326,150

F-3

QUARTA-RAD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2016	15,326,150	1,533	65,197	56,420	123,150
Net Income	-	-	-	87,125	87,125
Balance, December 31, 2017	15,326,150	1,533	65,197	143,545	210,275
Net Loss	-	-	-	(98,055)	(98,055)
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220

QUARTA-RAD, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017
OPERATING ACTIVITIES:
Net income (loss)	$(98,055)	$87,125

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(46,087)	8,268
Inventory	78,777	(80,554)
Prepaid expenses	(18,150)	-
Accounts payable	(12,536)	23,963
Related party payables	105,182	(33,436)
Net cashed provided by operating activities	9,131	5,366

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	5,000
Net cash provided by Financing Activities	-	5,000

Net change in cash	9,131	10,366
Cash, beginning of period	77,879	67,513
Cash, end of period	$87,010	$77,879

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC.

Notes to the Financial Statements

December 31, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and 2017.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2018 and 2017 amounted to $46,974 and $29,116, respectively.

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

As of December 31, 2018, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2011 through 2018 Delaware Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2018 and 2017.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. The adoption of the new revenue recognition guidance was immaterial to our consolidated statements of operations, balance sheet, and cash flows as of December 31, 2018 and for the year ended December 31, 2018.

Our principal activities from which we generate our revenue are product sales.

Revenue is measured based on consideration specified in a contract with a customer. A contract with a customer exists when we enter into an enforceable contract with a customer. The contract is based on either the acceptance of standard terms and conditions on the websites for e-commerce customers, or the execution of terms and conditions contracts with retailers and wholesalers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid prior to shipment via credit card or check when our products are sold direct to consumers or approximately 30 days from the time control is transferred when sold to wholesalers, distributors and retailers. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and, in some circumstances, published credit and financial information pertaining to the customer.

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of our products to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances at December 31, 2018 and December 31, 2017, respectively.

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

The adoption of this ASU did not have a material impact on our financial position as it does not have any leases.

NOTE 3–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2018 and 2017 are summarized below:

	2018	2017
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	(20,592)	21,760
State	-	-
Change in valuation allowance	20,592	(21,760)
Total deferred	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2018 and 2017, the Company had federal net operating loss carry forwards of approximately $106,000 and $7,000, respectively which may be offset against future taxable income through 2037. No net deferred tax assets are recorded at December 31, 2018 or 2017, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2018 and 2017, deferred tax assets (liabilities) consist of the following:

	2018	2017
Net operating loss carry-forwards	$26,119	$5,527
Other	-	-
Total deferred tax assets	26,119	5,527
Less: valuation allowance	(26,119)	(5,527)

Net deferred tax assets	$-	$-

The change in the valuation allowance during the years ended December 31, 2018 and 2017 was an approximate $21,000 increase and an approximate $22,000 decrease, respectively, and a full valuation allowance has been recorded since, in the judgement of management, these net deferred tax assets are not more likely than not to be realized. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2018 and 2017 to the effective tax rate is as follows:

	2018	2017
Expected federal tax	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%

Total	-%	-%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2018 and 2017. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2018 and 2017. Since the Company incurred net operating losses since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $452,091 and $765,725 for 2018 and 2017, respectively. The Company owes the Russian affiliate $89,625 and $9,443 and such amount is included in related party payables in the accompanying balance sheet at December 31, 2018 and 2017, respectively. The related payable balance is related to a research and development contract entered into by the parties noted below and certain inventory purchased in December 2018.

During July 2017 the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed in 2018 is $45,076.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of December 31, 2018 and 2017, is due $60,225 and $35,222, respectively, for expenses paid on behalf of the Company. During February 2019, the Company reimbursed its CEO $25,000 in connection with these expenses.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss in 2018 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2018 through April 12, 2019. Based on its evaluation, there is nothing to be disclosed herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2018 and 2017.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Victor Shvetsky	44	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	40	President and Director

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on March 31, 2020. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Victor Shvetsky CEO, CFO and Director
	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Alexey Golovanov, President
	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2018 and 2017.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2018, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2017, we had 15,326,150 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2018 and 2017, we purchased $452,091 and $765,725, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2018 and 2017, we owed Quarta-Rad Russia $89,625 and $9,443, respectively, in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. In 2018, we paid $50,000 in research and development costs to our related party under such development contracts. The amount above due at December 31, 2018 relates to the development contract and certain inventory purchased in December 2018. The amount above due at December 31, 2017 relates to the development contract only.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2018 and 2017:

	2018	2017

Audit Fees	$37,000	$35,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$37,000	$35,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2018 and 2017, in connection with statutory and regulatory filings or engagements.

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

/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

/s/ Alexey Golovanov
Alexey Golovanov
President and Director

