Form 10-Q
period 2019-03-31
Quarta-Rad, Inc.
filed 2019-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55964

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization) 1201 N. Orange St., Suite 700 Wilmington, DE (Address of Principal Executive Offices)	45-4232089 (I.R.S. Employer Identification No.) 19801 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2019, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$54,228	$87,010
Accounts receivable	85,307	83,973
Inventory	77,247	85,363
Prepaid expenses	-	18,150
Total Current Assets	216,782	274,496
TOTAL ASSETS	$216,782	$274,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,031	$12,427
Related party payable	144,082	149,849
Total Liabilities	156,113	162,276

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 and 15,326,150 were issued and outstanding on March 31, 2019 and December 31, 2018, respectively	1,533	1,533
Additional Paid-in Capital	65,197	65,197
(Accumulated Deficit) Retained Earnings	(6,061)	45,490
Total Stockholders’ Equity	60,669	112,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,782	$274,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Sales, net	$194,822	$260,277

Cost of goods sold	170,141	201,166

Gross profit	24,681	59,111

Expenses:
General & administrative	15,070	42,649
Advertising	14,912	12,012
Professional and consulting fees	28,250	34,325
Research and development	18,000	23,769
Operating Expenses	76,232	112,755

Net loss	$(51,551)	$(53,644)

Loss per share - basic and diluted	$-	$-
Weighted average shares - basic and diluted	15,326,150	15,326,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2019

(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(51,551)	(51,551)
Balance, March 31, 2019	15,326,150	$1,533	$65,197	$(6,061)	$60,669

Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Captial	Earngings	Equity
Balance, December 31, 2017	15,326,150	$1,533	$65,197	$143,545	$210,275
Net Loss	-	-	-	(53,644)	(53,644)
Balance, March 31, 2018	15,326,150	$1,533	$65,197	$89,901	$156,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

OPERATING ACTIVITIES:
Net loss	$(51,551)	$(53,644)

Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	13,873
Inventory	8,116	32,935
Prepaid expenses	18,150	-
Accounts payable	(397)	10,431
Related party payable	(5,767)	22,236
Net cashed provided by/ (used in) operating activities	(32,782)	25,831

Net change in cash	(32,782)	25,831
Cash, beginning of period	87,010	77,879
Cash, end of period	$54,228	$103,710

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of March 31, 2019, and the condensed statements of operations and the cash flows for the three months ended March 31, 2019 and 2018, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2019, the results of operations and cash flows for the periods ended March 31, 2019 and 2018.

The condensed balance sheet as of December 31, 2018 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed Stockholders’ Equity, or Net loss. Items previously reported as other expenses for the quarter ended March 31, 2018, are included as general and administrative expenses.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2019 and 2018, amounted to $14,912 and $12,012, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at March 31, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2019 and December 31, 2018.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed consolidated financial statements and no adjustments were required.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2019 and December 31, 2018, respectively.

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

The adoption of this guidance by the Company did not have a material impact on our condensed financial statements and related disclosures.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company did not have a material impact on our condensed financial statements and related disclosures.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance by the Company did not have a material impact on our condensed financial statements and related disclosures.

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $110,130 and $111,500 for the three months ended March 31, 2019 and March 31, 2018, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed through March 31, 2019 is $63,076 and $45,076 at December 31, 2018.

The Company owes the Russian affiliate, in total, $95,275 and $89,625 and such amount is included in related party payables in the accompanying balance sheet at March 31, 2019 and December 31, 2018, respectively. The related payable balance is related to inventory purchased in the first quarter of 2019 and research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of March 31, 2019 and December 31, 2018, is due $48,807 and $60,224, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing multi-year VAT tax examination by certain European tax authorities. As of March 31, 2019, the outcome of these examination is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could be anywhere from $0 to $300,000 based on estimates and information available to management.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 6–GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss for the first quarter of 2019 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2019 through May 15, 2019. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2019 and 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2019 compared with the three months ended March 31, 2018

Revenues. Our net revenues decreased $65,455, or 25.15% to $194,822 for the three months ended March 31, 2019 compared with $260,277 for the three months ended March 31, 2018. The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price and our interruption of retail sales to the EU.

Cost of Goods Sold. Our Cost of Goods Sold decreased $31,025 or 15.42% to $170,141 for the three months ended March 31, 2019 compared to $201,166 for the comparable period in 2018. The decrease is due to an overall decrease in sales.

Operating Expenses. For the three months ended March 31, 2019, our total operating expenses decreased $36,523 or 32.39%, to $76,232, compared to $112,755 for the three months ended March 31, 2018. The decrease is primarily attributable to the Company’s decrease in professional fees and sales tax payments in prior years.

Net Income. Our net loss decreased $2,093, or 3.9% to a net loss of $51,551 for the three months ended March 31, 2019 compared to a net loss of $53,644 for the comparable period in 2018.

Liquidity and Capital Resources. During the three months ended March 31, 2019, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $216,782 and $274,496 as of March 31, 2019 and December 31, 2018, respectively, consisting of $54,228 and $87,010, respectively, in cash. Our working capital surplus was $60,669 and $112,220 as of March 31, 2019 and December 31, 2018, respectively.

We had $32,782 in cash used and $25,831 in cash provided by operating activities for the three months ended March 31, 2019 and 2018, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2019 and 2018, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2019 and 2018, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2019.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next three (9) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this stage. While we believe that the addition of employees is not required over the next three (9) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 1 to the Condensed Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

May 15, 2019	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

