Form 10-Q
period 2019-06-30
Quarta-Rad, Inc.
filed 2019-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2019, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC.

CONDENSED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$71,070	$87,010
Accounts receivable	123,677	83,973
Inventory	103,848	85,363
Prepaid expenses	-	18,150
Total Current Assets	298,595	274,496
TOTAL ASSETS	$298,595	$274,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$43,117	$12,427
Related party payable	187,481	149,849
Total Liabilities	230,598	162,276

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding on June 30, 2019 and December 31, 2018	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings	1,267	45,490
Total Stockholders’ Equity	67,997	112,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,595	$274,496

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Sales, net	$252,207	$235,529	$447,028	$495,806

Cost of goods sold	152,089	171,454	322,229	372,620

Gross profit	100,118	64,075	124,799	123,186

Expenses:
General & administrative	30,406	3,040	45,478	45,689
Advertising	7,423	9,907	22,334	21,919
Professional and consulting fees	36,960	43,527	65,210	77,852
Research and development	18,000	23,770	36,000	47,539
Operating Expenses	92,789	80,244	169,022	192,999

Net income (loss)	$7,329	$(16,169)	$(44,223)	$(69,813)

Income (Loss) per share - basic and diluted	$-	$-	$-	$-
Weighted average shares - basic and diluted	15,326,150	15,326,150	15,326,150	15,326,150

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019

(Unaudited)

				Retained
	Common Stock		Additional	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(44,223)	(44,223)
Balance, June 30, 2019	15,326,150	$1,533	$65,197	$1,267	$67,997

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2019

(Unaudited)

				Retained
	Common Stock		Additional	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance, March 31, 2019	15,326,150	$1,533	$65,197	$(6,062)	$60,668
Net Income	-	-	-	7,329	7,329
Balance, June 30, 2019	15,326,150	$1,533	$65,197	$1,267	$67,997

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance, December 31, 2017	15,326,150	$1,533	$65,197	$143,545	$210,275
Net Loss	-	-	-	(69,813)	(69,813)
Balance, June 30, 2018	15,326,150	$1,533	$65,197	$73,732	$140,462

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2018

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance, March 31, 2018	15,326,150	$1,533	$65,197	$89,901	$156,631
Net Loss	-	-	-	(16,169)	(16,169)
Balance, June 30, 2018	15,326,150	$1,533	$65,197	$73,732	$140,462

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018

OPERATING ACTIVITIES:
Net loss	$(44,223)	$(69,813)

Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(39,703)	(5,295)
Inventory	(18,485)	49,304
Prepaid expenses	18,150	-
Accounts payable & accrued expenses	30,689	(10,270)
Related party payable	37,632	65,383
Net cashed provided by/ (used in) operating activities	(15,940)	29,309

Net change in cash	(15,940)	29,309
Cash, beginning of period	87,010	77,879
Cash, end of period	$71,070	$107,188

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

Notes to the Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of Quarta-Rad, Inc. (the “Company”) as of June 30, 2019, and the condensed statements of operations for the three months and six months ended June 30, 2019 and 2018, and the cash flow for the six months ended June 30, 2019 and 2018 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2019, the results of operations and cash flows for the periods ended June 30, 2019 and 2018.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period adjustments were reclassified to conform to current period presentation, none of which changed Stockholders’ Equity, or Net Income (Loss). Items previously reported as other expenses for the three and six months ended June 30, 2019, are included as general and administrative expenses.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and six months ended June 30, 2019 and 2018, amounted to $7,423, $22,334, $9,907 and $21,919, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at June 30, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2019 and December 31, 2018.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include reserves for accounts receivable and inventory, and in connection with the European VAT exposure accrual.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our condensed financial statements and no adjustments were required.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2019 and December 31, 2018, respectively.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $256,880 and $452,091 for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with services performed through June 30, 2019 is $81,076 and $45,076 at December 31, 2018.

The Company owes the Russian affiliate $128,915 and $89,625 and such amount is included in related party payables in the accompanying balance sheet at June 30, 2019 and December 31, 2018, respectively. The related payable balance is related to inventory purchased in the first quarter of 2019 and research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of June 30, 2019 and December 31, 2018, is due $58,567 and $60,225, respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax. As of June 30, 2019, the outcome of these examinations is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $300,000 based on estimates and information provided to management. The Company believes its exposure is limited and has accrued $25,000, included in accrued expenses, during the second quarter of 2019. Actual results from this matter could differ from this estimate.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2019 through August 14, 2019. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2019 and 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $25,000 on our balance sheet as accrued expenses in connection with this matter.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2019 and 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

Revenues. Our net revenues increased $16,678, or 7.08% to $252,207 for the three-months ended June 30, 2019 compared with $235,529 for the three months ended June 30, 2018. The increase was due to an increase in the sale of our RD1503 model. We attribute the increase to an increase in demand due to the recovery of distribution to the EU.

Cost of Goods Sold. Our Cost of Goods Sold decreased $19,365 or 11.29% to $152,089 for the three months ended June 30, 2019 compared to $171,454 for the comparable period in 2018. The decrease is due to a decrease in third party selling costs.

Operating Expenses. For the three months ended June 30, 2019, our total operating expenses increased $12,545 or 15.63%, to $92,789, compared to $80,244 for the three months ended June 30, 2018. The increase is primarily attributable to the Company’s reserve for a potential liability in connection with a tax examination by certain European taxing authorities

Net Income. Our net income increased $23,498, to $7,329 for the three months ended June 30, 2019 compared to a net loss of $16,169 for the comparable period in 2018. The increase was primarily due to increased sales and reduction in certain operating expenses.

Liquidity and Capital Resources. During the three months ended June 30, 2019, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Six months ended June 30, 2019 compared with the six months ended June 30, 2018

Revenues. Our net revenues decreased $48,778 or 9.84% to $447,028 for the six-months ended June 30, 2019 compared with $495,806 for the six months ended June 30, 2018. The decrease was due to a decrease in the sale of our RD1503 model. We attribute the decrease to an increase in sales price and our interruption of retail sales to the EU.

Cost of Goods Sold. Our Cost of Goods Sold decreased $50,391 or 13.52% to $322,229 for the six months ended June 30, 2019 compared to $372,620 for the comparable period in 2018. The decrease is due to a decrease in third party selling costs and overall decrease in sales.

Operating Expenses. For the six months ended June 30, 2019, our total operating expenses decreased $23,977 or 12.42%, to $169,022, compared to $192,999 for the six months ended June 30, 2018. The decrease is primarily attributable to the Company’s decrease professional fees other operating expenses.

Net Loss. Our net loss decreased $25,590, to $44,223 for the six months ended June 30, 2019 compared to a net loss of $69,813 for the comparable period in 2018. The decrease was primarily due a reduction of operating expenses.

Liquidity and Capital Resources. During the six months ended June 30, 2019, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $298,595 and $274,496 as of June 30, 2019 and December 31, 2018, respectively, consisting of $71,070 and $87,010, respectively, in cash. Our working capital surplus was $67,997 and $112,220 as of June 30, 2019 and December 31, 2018, respectively.

We had $15,940 in cash used and $29,309 in cash provided by operating activities for the six months ended June 30, 2019 and 2018, respectively.

We had no cash provided by investing activities for the six months ended June 30, 2019 and 2018, respectively.

We had no cash provided by financing activities for the six months ended June 30, 2019 and 2018, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2019.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 14, 2019	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

