Form 10-K
period 2019-12-31
Quarta-Rad, Inc.
filed 2020-03-30
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2020, based upon the last sale price of the common stock of such date: $7,347,356.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2020 was 15,326,150.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in 2020 to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2018 or 2019.

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

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to the present, we have continued to sell the products through the Internet to unrelated third parties. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter.

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

Intellectual Property Rights

We do not currently have any intellectual property rights. In the summer of 2013, Victor Shvetsky, our majority shareholder and director developed a software program called RadexRead, which Quarta-Rad, Ltd is using in the manufacture of its RD1212 products that we purchase as party of our inventory. We are not incurring any additional costs or benefits from Mr. Shvetsky’ s ownership of this software and, there are no current plans for Mr. Shvetsky to sell the software to the Company or contribute it for additional shares of our common stock.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we have begun spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2018, 2018 and 2017, we spent approximately $72,000, $95,000 and $59,000, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them. We also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period
		High Bid	Low Bid
2019	First Quarter	2.00	2.00
	Second Quarter	2.00	2.00
	Third Quarter	2.00	1.95
	Fourth Quarter	1.95	1.95

Year	Period
		High Bid	Low Bid
2018	February and March	2.15	1.50
	Second Quarter	1.75	1.50
	Third Quarter	2.00	2.00
	Fourth Quarter	2.00	2.00

Common Stock Currently Outstanding

As of March 30, 2020, we have 15,326,150 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2019 and 2018 and our results of operations for the year ended December 31, 2019 and December 31, 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-K, we continue to expand our operations and expect to increase our revenues with additional working capital by increasing our advertising and marketing. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary. In 2012, Messrs. Shvetsky and Golovanov’s companies have been the source of commissionable consignment sales and we did not carry any inventory. In 2013, we discontinued selling the products on consignment from our majority shareholder’s company for a commission or consignment fee and began purchasing inventory directly from Quarta-Rad, Ltd (Russia) (“QRR”) to sell on the Internet to direct consumers and to third party resellers. In 2012, when a reseller placed an order from us we purchased the product from our related party supplier and have it ship the product directly to the reseller. Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third party online retailer, to hold for Internet sales and sales to our third party resellers.

We have raised $65,230 in funds pursuant to our registration statement.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2018, we generated $908,355 in sales and incurred a net loss of $(98,055). In 2019, we generated $875,345 in sales and incurred a net loss of $(142,060). We anticipate that we will be able to increase our revenues. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2019, we had $41,962 in cash on hand in our corporate bank account and liabilities of $274,777, which consisted of $148,308 in related party payables and $126,469 in accounts payable and accrued expenses. We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

In 2018, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years which expires in 2027. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The product pricing has been discounted pursuant to a discount agreement. We have extended this agreement thru 2027. During 2019, our ability to sell through our distributor in the UK was suspended due to an ongoing UK VAT examination, we are currently testing new partners for EU distribution.

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

Inventories are stated at the lower of cost or market (net realizable value). We periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our inventory consists entirely of finished goods available for sale. We analyze our accounts receivable to determine if a reserve for non-collectible receivables is necessary. There is no allowance recorded at December 31, 2019 and 2018.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019 and 2018, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2019 compared to the year ended December 31, 2018

Revenues. Our net revenues decreased $33,010, or 3,63%, to $875,345 for the year ended December 31, 2019 compared with $908,355 for comparable period in 2018.

The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price and a period of interrupted sales to EU during early 2019.

Cost of Goods Sold. Our Cost of Goods Sold decreased $27,321, or 4.05% to $647,190 for the year ended December 31, 2019 compared to $674,511 for the comparable period in 2018. The decrease is due to an overall decrease in sales.

Operating Expenses. For the year ended December 31, 2019, our total operating expenses increased $38,316 or 11.54%, to $370,215 compared to $331,899 for the comparable period in 2018. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, increased $68,349 or 65.42%, to $172,821 for the year ended December 31, 2019 from $104,472 for the comparable period in 2018. The increase is primarily attributable to the Company’s reserve for a potential liability in connection with a tax examination by certain European taxing authorities.

●	Professional and consulting fees decreased $6,957 or 5.26% for the year ended December 31, 2019 to $125,394 from $132,351 for the comparable period in 2018. The decrease is due to a reduction in accounting and legal fees for certain projects.

●	Research and development cost decreased $23,076 to $72,000 for the year ended December 31, 2019 compared to $95,076 for the comparable period in 2018. The decrease is attributable to the Company’s reduction of research contract costs to develop and maintain new and existing devices.

Net Loss. Our net loss increased by $44,005 to a net loss of ($142,060) for the year ended December 31, 2019 compared to a net loss of ($98,055) for the comparable period in 2018. The increase is primarily attributable to the Company’s reserve for a potential liability in connection with a tax examination by certain European taxing authorities.

Liquidity and Capital Resources. During the year ended December 31, 2019, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $244,937 and $274,496 as of December 31, 2019 and December 31, 2018, respectively, consisting of $41,962 and $87,010, respectively, in cash. Our working capital surplus/(deficit) was $(29,840) and $112,220 as of December 31, 2019 and December 31, 2018, respectively.

Our total liabilities were $274,777 and $162,276 as of December 31, 2019 and December 31, 2018, respectively.

Our stockholders’ equity/(deficit) was $(29,840) and $112,220 as of December 31, 2019 and 2018, respectively and our retained earnings/(accumulated deficit) was $(96,570) and $45,490 as of December 31, 2019 and 2018, respectively.

We had $45,048 in cash used by and $9,131 in cash provided by operating activities for the year ended December 31, 2019 and 2018, respectively.

We had no cash provided by investing activities for year ended December 31, 2019 and 2018, respectively.

We had no cash provided by financing activities for the year ended December 31, 2019 and 2018, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 30, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it incurred a loss in 2019 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2019 and 2018, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity/deificit and cash flows for each of the two years ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred a loss from operations in 2019 and cannot support a salary for its CEO, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter

As discussed in Note 5 to the financial statements, in 2019 and 2018, the Company purchased all of its products from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

/s/ Hall & Company

We have served as the Company’s auditor since 2015

Irvine, CA

March 30, 2020

QUARTA-RAD, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$41,962	$87,010
Accounts receivable	127,518	83,973
Inventory	75,457	85,363
Prepaid expenses	-	18,150
Total Current Assets	244,937	274,496
TOTAL ASSETS	$244,937	$274,496

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$126,469	$12,427
Related party payable	148,308	149,849
Total Liabilities	274,777	162,276

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding on December 31, 2019 and December 31, 2018	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Retained Earnings/(Accumulated Deficit)	(96,570)	45,490
Total Stockholders’ Equity/(Deficit)	(29,840)	112,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$244,937	$274,496

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2018

Sales, net	$875,345	$908,355

Cost of goods sold	647,190	674,511

Gross profit	228,155	233,844

Expenses:
General & administrative	125,197	57,498
Advertising	47,624	46,974
Professional and consulting fees	125,394	132,351
Research and development	72,000	95,076
Operating Expenses	370,215	331,899

Net loss	$(142,060)	$(98,055)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	15,326,150	15,326,150

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIT

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2017	15,326,150	$1,533	$65,197	$143,545	$210,275
Net Loss	-	-	-	(98,055)	(98,055)
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(142,060)	(142,060)
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)

The accompanying notes are an integral part of these financial statements.

QUARTA-RAD, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the year ended December 31, 2018

OPERATING ACTIVITIES:
Net loss	$(142,060)	$(98,055)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(43,545)	(46,087)
Inventory	9,906	78,777
Prepaid expenses	18,150	(18,150)
Accounts payable and accrued expenses	114,042	(12,536)
Related party payable	(1,541)	105,182
Net cashed (used in) provided by operating activities	(45,048)	9,131

Net change in cash	(45,048)	9,131
Cash, beginning of period	87,010	77,879
Cash, end of period	$41,962	$87,010

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC.

Notes to the Financial Statements

December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2019 and 2018.

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

Significant estimates made by management include, among others, provisions for the valuation of accounts receivable, accrual of European VAT reserve, and the recoverability of inventory. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2019 and 2018 amounted to $47,624 and $46,974, respectively.

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

As of December 31, 2019, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2014 through 2019 Delaware Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2019 and 2018.

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

We reviewed all contracts at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. The adoption of the new revenue recognition guidance was immaterial to our consolidated statements of operations, balance sheet, and cash flows as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and December 31, 2018 and no adjustments were required.

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at December 31, 2019 and December 31, 2018, respectively.

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

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not been issued, and (2) for all other entities for reporting period s for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company did not have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the impact of adopting this ASU on its financial statements and has determined the ASU does not have a material impact on its financial position since it does not have any leases.

NOTE 3–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2019 and 2018 are summarized below:

	2019	2018
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	(29,833)	(20,592)
State	-	-
Change in valuation allowance	29,833	20,592
Total deferred	-	-
Income tax provision (benefit)	$-	$-

At December 31, 2019, the Company had federal net operating loss carry forwards of approximately $106,000 which may be offset against future taxable income through 2037. No net deferred tax assets are recorded at December 31, 2019 or 2018, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2019 and 2018, deferred tax assets consist of the following:

	2019	2018

Net operating loss carry-forwards	$55,952	$26,119
Other	-	-
Total deferred tax assets	55,952	26,119
Less: valuation allowance	(55,952)	(26,119)

Net deferred tax assets	$-	$-

The change in the valuation allowance during the years ended December 31, 2019 and 2018 was an approximate $30,000 increase and an approximate $21,000 increase, respectively, and a full valuation allowance has been recorded since, in the judgement of management, these net deferred tax assets are not more likely than not to be realized. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2019 and 2018 to the effective tax rate is as follows:

	2019	2018
Expected federal tax	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%

Total	-%	-%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2019 and 2018. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2019 and 2018. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $518,750 and $452,091 for 2019 and 2018, respectively. The Company owes the Russian affiliate $126,390 and $89,625 and such amount is included in related party payables in the accompanying balance sheet at December 31, 2019 and 2018, respectively. The related payable balance is related to a research and development contract entered into by the parties noted below and inventory purchases.

During July 2017 the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with this agreement as of December 31, 2019 is $117,076.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of December 31, 2019 and 2018, is due $21,918 and $60,225, respectively, for expenses paid on behalf of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of December 31, 2019, the outcome of these examinations is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited and has accrued $100,000, which is included in accounts payable and accrued expenses, as of December 31, 2019. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss in 2019 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2019 through March 30, 2020. Based on its evaluation other than the note below, there is nothing to be disclosed herein.

NOTE 8 - COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales in the first two months of the year against the same period in the previous year.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2019 and 2018.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. We do not have adequate segregation of duties in the handling of our financial reporting. This is caused by a very limited number of personnel.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2020 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
Victor Shvetsky	45	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	41	President and Director

The persons named above have held their offices/positions since November 29, 2011, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Victor Shvetsky, Chairman, President, Chief Executive Officer, Chief Financial Officer

Victor Shvetsky is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since November 29, 2011. Mr. Shvetsky is also the Chairman and Chief Executive Officer of Star Systems Corporation, which is a Japanese corporation he founded in 1998 and headquartered in Tokyo, Japan. Star Systems in engaged in the distribution and resale of various consumer products and provides IT services to customers in Japan. Since its inception, Mr. Shvetsky has grown Star Systems from inception to $6,000,000 (US) in revenues and believes he has established it as one of the leading distributers of Geiger counters in Japan having sold over 15,000 units in 2011. Mr. Shvetsky has established distribution channels for detection products with retailers, including department stores and specialty shops, as well as developing an online marketing presence through online retailers. Mr. Shvetsky has over 16 years’ experience in sales, marketing, product development and branding as well as corporate compliance in the executive office including overseeing his company’s accounting, compliance and finance departments.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2019 and 2018, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1Victor Shvetsky CEO, CFO
and Director
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

2Alexey Golovanov, President

	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2019 and 2018.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2019, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 30, 2020, we had 15,326,150 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2019 and 2018, we purchased $518,750 and $452,901, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2019 and 2018, we owed Quarta-Rad Russia $126,390 and $89,625, respectively, in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. . The amount above due at December 31,2019 and 2018 relates to the development contract and certain inventory purchased in 2019 and 2018, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2019 and 2018:

	2019	2018

Audit Fees	$32,450	$37,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$32,450	$37,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2019 and 2018, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Tax Fees. Consist of fees billed for the preparation of corporate tax returns.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Director has considered the nature and amount of fees billed or expected to be billed by Hall & Company, Certified Public Accountants and Consultants, Inc., and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Hall’s independence.

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

QUARTA-RAD, INC.

Dated: March 30, 2020	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2020	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

/s/ Alexey Golovanov
Alexey Golovanov President and Director

