Form 10-Q
period 2020-03-31
Quarta-Rad, Inc.
filed 2020-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC.

BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$83,004	$41,962
Accounts receivable	75,900	127,518
Inventory	70,625	75,457
Total Current Assets	229,529	244,937

TOTAL ASSETS	$229,529	$244,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$121,559	$126,469
Related party payable	141,302	148,308
Total Liabilities	262,861	274,777

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding on March 31, 2020 and December 31, 2019	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Accumulated Deficit	(100,062)	(96,570)
Total Stockholders’ Deficit	(33,332)	(29,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$229,529	$244,937

The accompanying notes are an integral part of these financial statements

QUARTA-RAD, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Sales, net	$180,597	$194,822

Cost of goods sold	140,966	170,141

Gross profit	39,631	24,681

Expenses:
General & administrative	1,694	15,070
Advertising	6,870	14,912
Professional and consulting fees	34,559	28,250
Research and development	-	18,000
Operating Expenses	43,123	76,232

Net loss	$(3,492)	$(51,551)

Loss per share - basic and diluted	$-	$-
Weighted average shares - basic and diluted	15,326,150	15,326,150

The accompanying notes are an integral part of these financial statements

QUARTA-RAD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2020

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Net Loss	-	-	-	(3,492)	(3,492)
Balance, March 31, 2020	15,326,150	$1,533	$65,197	$(100,062)	$(33,332)

QUARTA-RAD, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019

(Unaudited)

					Total
	Common Stock		Additional	Retained Earnings/	Stockholders’
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(51,551)	(51,551)
Balance, March 31, 2019	15,326,150	$1,533	$65,197	$(6,061)	$60,669

The accompanying notes are an integral part of these financial statements

QUARTA-RAD, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

OPERATING ACTIVITIES:
Net loss	$(3,492)	$(51,551)

Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	51,617	(1,333)
Inventory	4,832	8,116
Prepaid expenses	-	18,150
Accounts payable & accrued expenses	(4,909)	(397)
Related party payable	(7,006)	(5,767)
Net cashed provided by/ (used in) operating activities	41,042	(32,782)

Net change in cash	41,042	(32,782)
Cash, beginning of period	41,962	87,010
Cash, end of period	$83,004	$54,228

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these financial statements

QUARTA-RAD, INC.

Notes to the Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The balance sheet of Quarta-Rad, Inc. (the “Company”) as of March 31, 2020, and the statements of operations, changes in stockholder’ equity/deficit, and the cash flows for the three months ended March 31, 2020 and 2019, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2020, the results of operations and cash flows for the periods ended March 31, 2020 and 2019.

The balance sheet as of December 31, 2019 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2020 and 2019, amounted to $6,870 and $14,912, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three months ended March 31, 2020.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at March 31, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2020 and December 31, 2019.

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

Revenue Recognition

The Company follows guidance from FASB Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2020 and December 31, 2019, respectively.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfilment cost and are included in cost of product sales.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of this guidance by the Company did not have a material impact on our financial statements and related disclosures.

In February 2018, FASB issued ASU 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not been issued, and (2) for all other entities for reporting period s for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company did not have a material impact on its financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date. A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance by the Company did not have a material impact on our financial statements and related disclosures.

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $114,665 and $518,750 for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019.

The Company owes the Russian affiliate $126,390 and such amount is included in related party payables in the accompanying balance sheet at March 31, 2020 and December 31, 2019, respectively. The related payable balance is related to the research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of March 31, 2020 and December 31, 2019, is due $14,912 and $21,918 respectively, for expenses paid by the shareholder on behalf of the Company.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of March 31, 2020, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited and has accrued $100,000, which is included in accounts payable and accrued expenses, as of March 31, 2020 and December 31, 2019. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 6–GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss for the first quarter of 2020 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring after March 31, 2020 through May 15, 2020. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales in the first four months of the year against the same period in the previous year.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. During 2019, our ability to sell through our distributor in the UK was suspended due to an ongoing UK VAT examination, we are currently using new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020 and 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2020 compared with the three months ended March 31, 2019

Revenues. Our net revenues decreased $14,225, or 7.3% to $180,597 for the three-months ended March 31, 2020 compared with $194,822 for the three months ended March 31, 2019. The decrease was due to a reduction in the sale of our RD1503 model. We attribute the decrease to a decrease in demand due to an increase in sales price.

Cost of Goods Sold. Our Cost of Goods Sold decreased $29,175 or 17.15% to $140,966 for the three months ended March 31, 2020 compared to $170,141 for the comparable period in 2019. The decrease is due to a reduction in certain selling expenses.

Operating Expenses. For the three months ended March 31, 2020, our total operating expenses decreased $33,109 or 43.43%, to $43,123, compared to $76,232 for the three months ended March 31, 2019. The decrease is primarily attributable to the Company’s decrease in in research and development, advertising and other general and administrative expenses.

Net Loss. Our net loss decreased $48,059, or 93.23% to a net loss of $3,492 for the three months ended March 31, 2020 compared to a net loss of $51,551 for the comparable period in 2019.

Liquidity and Capital Resources. During the three months ended March 31, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $229,529 and $244,937 as of March 31, 2020 and December 31, 2019, respectively, consisting of $83,004 and $41,962, respectively, in cash. We had a working capital deficit of $33,332 and $29,840 as of March 31, 2020 and December 31, 2019, respectively.

We had $41,042 in cash provided by and $32,782 in cash used in operating activities for the three months ended March 31, 2020 and 2019, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2020 and 2019, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2020 and 2019, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2020.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1 to the Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31,2020 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

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

QUARTA-RAD, INC.

May 15, 2020	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

