Form 10-Q
period 2020-06-30
Quarta-Rad, Inc.
filed 2020-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55964

Quarta-Rad, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4232089
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1201 N. Orange St., Suite 700
Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-0877

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	QURT	OTC

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$58,503	$41,962
Accounts receivable	93,241	127,518
Inventory	97,426	75,457
Total Current Assets	249,170	244,937

TOTAL ASSETS	$249,170	$244,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$112,720	$126,469
Related party payable	165,150	148,308
Total Liabilities	277,870	274,777

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding on June 30, 2020 and December 31, 2019	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Accumulated Deficit	(95,430)	(96,570)
Total Stockholders’ Deficit	(28,700)	(29,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$249,170	$244,937

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Sales, net	$231,991	$252,207	$412,588	$447,028

Cost of goods sold	183,037	152,089	324,003	322,229

Gross profit	48,954	100,118	88,585	124,799

Expenses:
General & administrative	6,310	30,406	8,004	45,478
Advertising	14,217	7,423	21,087	22,334
Professional and consulting fees	23,795	36,960	58,354	65,210
Research and development	-	18,000	-	36,000
Operating Expenses	44,322	92,789	87,445	169,022

Net income (loss)	$4,632	$7,329	$1,140	$(44,223)

Income/(loss) per share - basic and diluted	$-	$-	$-	$-

Weighted average shares - basic and diluted	15,326,150	15,326,150	15,326,150	15,326,150

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2020

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Net Income	-	-	-	1,140	1,140
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 2020

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit
Balance, March 31, 2020	15,326,150	$1,533	$65,197	$(100,062)	$(33,332)
Net Income	-	-	-	4,632	4,632
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Retained Earnings	Equity
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(44,223)	(44,223)
Balance, June 30, 2019	15,326,150	$1,533	$65,197	$1,267	$67,997

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2019

(Unaudited)

					Total
	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity
Balance, March 31, 2019	15,326,150	$1,533	$65,197	$(6,062)	$60,668
Net Income	-	-	-	7,329	7,329
Balance, June 30, 2019	15,326,150	$1,533	$65,197	$1,267	$67,997

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

OPERATING ACTIVITIES:
Net income/(loss)	$1,140	$(44,223)

Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	34,276	(39,703)
Inventory	(21,969)	(18,485)
Prepaid expenses	-	18,150
Accounts payable and accrued expenses	(13,748)	30,689
Related party payable	16,842	37,632
Net cashed provided by/ (used in) operating activities	16,541	(15,940)

Net change in cash	16,541	(15,940)
Cash, beginning of period	41,962	87,010
Cash, end of period	$58,503	$71,070

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC. AND SUBSIDIARY

Notes to the Consolidated and Condensed Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated and condensed balance sheet of Quarta-Rad, Inc. and Subsidiary (the “Company”) as of June 30, 2020, and the statements of operations and changes in stockholders’ equity/deficit for the three months and six months ended June 30, 2020 and 2019, and the cash flow for the six months ended June 30, 2020 and 2019 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2020, the results of operations and cash flows for the periods ended June 30, 2020 and 2019.

The consolidated and condensed balance sheet as of December 31, 2019 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated and condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2020.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and six months ended June 30, 2020 and 2019, amounted to $14,217, $21,087, $7,423 and $22,334, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three and six months ended June 30, 2020 or 2019.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at June 30, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2020 and December 31, 2019.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include reserves for accounts receivable and inventory, and with the European VAT exposure accrual (Note 5).

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2020 and December 31, 2019, respectively.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $295,035 and $518,750 for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019.

The Company owes the Russian affiliate $126,390 and such amount is included in related party payables in the accompanying balance sheet at June 30, 2020 and December 31, 2019, respectively. The related payable balance is related to the research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of June 30, 2020 and December 31, 2019, is due $38,760 and $21,918, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of June 30, 2020, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited and has accrued $100,000, which is included in accounts payable and accrued expenses, as of June 30, 2020 and December 31, 2019. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 6–GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it broke even for the first six months of 2020 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2020 through August 14, 2020. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales in the first seven months of the year against the same period in the previous year.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and six months ended June 30, 2020 and 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2020 compared with the three months ended June 30, 2019

Revenues. Our net revenues decreased $20,216, or 8.02% to $231,991 for the three months ended June 30, 2020 compared with $252,207 for the three months ended June 30, 2019. The decrease was due to a decrease in the sale of our RD1503 model. We attribute the decrease to a decrease in demand.

Cost of Goods Sold. Our Cost of Goods Sold increased $30,948 or 20.35% to $183,037 for the three months ended June 30, 2020 compared to $152,089 for the comparable period in 2019. The Increase is due to an increase in sales to the Company’s EU distributor which has lower margins than other sales channels.

Operating Expenses. For the three months ended June 30, 2020, our total operating expenses decreased $48,467 or 52.23%, to $44,322, compared to $92,789 for the three months ended June 30, 2019. The decrease is primarily attributable to the Company’s reduction in professional fees, prior VAT accruals and research and development expense.

Net Income (loss). Our net income decreased $2,697, or 36.8% to $4,632 for the three months ended June 30, 2020 compared to net income of $7,329 for the comparable period in 2019. The decrease was primarily due to decreased sales.

Liquidity and Capital Resources. During the three months ended June 30, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Six months ended June 30, 2020 compared with the six months ended June 30, 2019

Revenues. Our net revenues decreased $34,440 or 7.7% to $412,588 for the six months ended June 30, 2020 compared with $447,028 for the six months ended June 30, 2019. The decrease was due to a decrease in the sale of our RD1503 model.

We attribute the decrease to a decrease in demand.

Cost of Goods Sold. Our Cost of Goods Sold increased $1,774 or 0.55% to $324,003 for the six months ended June 30, 2020 compared to $322,229 for the comparable period in 2019. The increase is due to an increase in sales to the Company’s EU distributor which has lower margins than other sales channels.

Operating Expenses. For the six months ended June 30, 2020, our total operating expenses decreased 81,577 or 48.26%, to $87,445, compared to $169,022 for the six months ended June 30, 2019. The decrease is primarily attributable to the Company’s reduction in professional fees, prior VAT accruals and research and development expense.

Net Income (loss). Our net income increased $45,363 to $1,140 for the six months ended June 30, 2020 compared to a net loss of $44,223 for the comparable period in 2019. The increase was primarily due a reduction of operating expenses.

Liquidity and Capital Resources. During the six months ended June 30, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $249,170 and $244,937 as of June 30, 2020 and December 31, 2019, respectively, consisting of $58,503 and $41,962, respectively, in cash. Our working capital deficit was $28,700 and $29,840 as of June 30, 2020 and December 31, 2019, respectively.

We had $16,541 in cash provided by and $15,940 in cash used in operating activities for the six months ended June 30, 2020 and 2019, respectively.

We had no cash provided by investing activities for the six months ended June 30, 2020 and 2019, respectively.

We had no cash provided by financing activities for the six months ended June 30, 2020 and 2019, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2020.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1 to the Condensed Financial Statements in this Form 10-Q.

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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the

Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2020 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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
August 14, 2020

/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

