Form 10-Q
period 2020-09-30
Quarta-Rad, Inc.
filed 2020-11-16
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2020, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,326,150.

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$118,338	$41,962
Accounts receivable	51,778	127,518
Inventory	83,837	75,457
Total Current Assets	253,953	244,937

TOTAL ASSETS	$253,953	$244,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$117,610	$126,469
Related party payable	170,338	148,308
Total Liabilities	287,948	274,777

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,326,150 were issued and outstanding on September 30, 2020 and December 31, 2019	1,533	1,533
Additional Paid-in Capital	65,197	65,197
Accumulated Deficit	(100,725)	(96,570)
Total Stockholders’ Deficit	(33,995)	(29,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,953	$244,937

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Sales, net	$210,630	$261,581	$623,217	$708,610

Cost of goods sold	173,706	180,990	497,708	503,220

Gross profit	36,924	80,591	125,509	205,390

Expenses:
General & administrative	3,069	45,241	11,073	90,719
Advertising	16,630	12,708	37,717	35,042
Professional and consulting fees	22,520	24,895	80,874	90,105
Research and development	-	18,000	-	54,000
Operating Expenses	42,219	100,844	129,664	269,866

Net loss	$(5,295)	$(20,253)	$(4,155)	$(64,476)

Loss per share - basic and diluted	$-	$-	$-	$-

Weighted average shares - basic and diluted	15,326,150	15,326,150	15,326,150	15,326,150

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2020

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Net Loss	-	-	-	(4,155)	(4,155)
Balance, September 30, 2020	15,326,150	$1,533	$65,197	$(100,725)	$(33,995)

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 2020

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Deficit
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)
Net Loss	-	-	-	(5,295)	(5,295)
Balance, September 30, 2020	15,326,150	$1,533	$65,197	$(100,725)	$(33,995)

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

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019

(Unaudited)

					Total
	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity
Balance, June 30, 2019	15,326,150	$1,533	$65,197	$1,267	$67,997
Net Loss	-	-	-	(20,253)	(20,253)
Balance, September 30, 2019	15,326,150	$1,533	$65,197	$(18,986)	$47,744

QUARTA-RAD, INC. AND SUBSIDIARY

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

OPERATING ACTIVITIES:
Net loss	$(4,155)	$(64,476)

Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	75,740	(59,854)
Inventory	(8,380)	31,314
Prepaid expenses	-	18,150
Accounts payable and accrued expenses	(8,858)	73,212
Related party payable	22,029	(4,573)
Net cashed provided by/ (used in) operating activities	76,376	(6,227)

Net change in cash	76,376	(6,227)
Cash, beginning of period	41,962	87,010
Cash, end of period	$118,338	$80,783

Supplemental cash flow information:

Cash paid on interest	$-	-

Cash paid for income taxes	$-	-

QUARTA-RAD, INC. AND SUBSIDIARY

Notes to the Consolidated and Condensed Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated and condensed balance sheet of Quarta-Rad, Inc. and Subsidiary (the “Company”) as of September 30, 2020, and the statements of operations and changes in stockholders’ equity/deficit for the three months and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2020, the results of operations and cash flows for the periods ended September 30, 2020 and 2019.

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

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2020.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including, but not limited to Geiger counters, to homeowners and interested customers in North America and Europe. The Company targets homebuilders and home renovation contractors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three and nine months ended September 30, 2020 and 2019, amounted to $16,630, $37,717, $12,708, and $35,042, respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three and nine months ended September 30, 2020 or 2019.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at September 30, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020 and December 31, 2019.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of devices to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of goods and related shipping and handling are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2020 and December 31, 2019, respectively.

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

NOTE 4–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $423,630 and $518,750 for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019.

The Company owes the Russian affiliate $126,390 and such amount is included in related party payables in the accompanying balance sheet at September 30, 2020 and December 31, 2019, respectively. The related payable balance is related to the research and development services including the July 2017 contract noted above.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of September 30, 2020 and December 31, 2019, is due $43,948 and $21,918, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of September 30, 2020, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited and has accrued $100,000, which is included in accounts payable and accrued expenses, as of September 30, 2020 and December 31, 2019. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 6–GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established sources of capital to cover its operating costs, it incurred a loss for the first nine months of 2020 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2020 through November 13, 2020. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. However, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity.

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales in the first ten months of the year against the same period in the previous year.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe and the US for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2020 and 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2020 compared with the three months ended September 30, 2019

Revenues. Our net revenues decreased $50,951, or 19.48% to $210,630 for the three months ended September 30, 2020 compared with $261,581 for the three months ended September 30, 2019. The decrease was due to a decrease in the sale of our RD1503 model. We attribute the decrease to a decrease in demand.

Cost of Goods Sold. Our Cost of Goods Sold decreased $7,284 or 4.02% to $173,706 for the three months ended September 30, 2020 compared to $180,990 for the comparable period in 2019. The decrease is due to the decrease in sales during the quarter. We had a decrease in our gross margins due to increased shipping costs and underperforming sales in the EU.

Operating Expenses. For the three months ended September 30, 2020, our total operating expenses decreased $58,625 or 58.13% to $42,219 compared to $100,844 for the three months ended September 30, 2019. The decrease is primarily attributable to the Company’s reduction in prior VAT accruals and research and development expense.

Net Loss. Our net loss decreased $14,958 or 73.86% to $5,295 for the three months ended September 30, 2020 compared to a net loss of $20,253 for the comparable period in 2019. The decrease was primarily due to a decrease in operating expenses.

Liquidity and Capital Resources. During the three months ended September 30, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019

Revenues. Our net revenues decreased $85,393 or 12.05% to $623,217 for the nine months ended September 30, 2020 compared with 708,610 for the nine months ended September 30, 2019. The decrease was due to a decrease in the sale of our RD1503 Model. We attribute the decrease to a decrease in demand.

Cost of Goods Sold. Our Cost of Goods Sold decreased $5,512 or 1.10% to $497,708 for the nine months ended September 30, 2020 compared to $503,220 for the comparable period in 2019. The decrease is due to a decrease in sales. We had a decrease in our gross margins due to increased shipping costs and underperforming sales in the EU.

Operating Expenses. For the nine months ended September 30, 2020, our total operating expenses decreased $140,202 or 51.95% to $129,664 compared to $269,866 for the nine months ended September 30, 2019. The decrease is primarily attributable to the Company’s reduction in professional fees, prior VAT accruals and research and development expense.

Net Loss. Our net loss decreased $60,321, or 93.56% to $4,155 for the nine months ended September 30, 2020 compared to a net loss of $64,476 for the comparable period in 2019. The increase was primarily due a reduction of operating expenses.

Liquidity and Capital Resources. During the nine months ended September 30, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers.

Our total assets were $253,953 and $244,937 as of September 30, 2020 and December 31, 2019, respectively, consisting of $118,338 and $41,962, respectively, in cash. Our working capital deficit was $33,995 and $29,840 as of September 30, 2020 and December 31, 2019, respectively.

We had $76,376 in cash provided by and $6,227 in cash used in operating activities for the nine months ended September 30, 2020 and 2019, respectively.

We had no cash provided by investing activities for the nine months ended September 30, 2020 and 2019, respectively.

We had no cash provided by financing activities for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2020.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next three (3) months, as the services provided by our officers and directors and our independent contractor appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this stage. While we believe that the addition of employees is not required over the next three (3) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex U.S. GAAP matters to assist us in the preparation of our financial statements.

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

QUARTA-RAD, INC.

November 13, 2020	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

