Form 10-K
period 2020-12-31
Quarta-Rad, Inc.
filed 2021-04-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 2021, based upon the last sale price of the common stock of such date: $8,001,996.

The number of shares of the registrant’s common stock issued and outstanding as of April 15, 2021 was 15,659,483.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in 2021 to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2019 or 2020.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2020.

During December 2020, we acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to the present, we have continued to sell the products through the Internet to unrelated third parties. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, a remainder of $58,178 is included in accounts payable and accrued expenses, as of December 31, 2020.

We believe that our principal source of revenue will continue to come from Internet sales and sales to resellers of the following products and consulting through Sellavir:

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

Light and brightness Detection Equipment

RADEX Lupin – Light Meter, Pulse meter and Lucimeter. A hand-held device that measures illumination, brightness and flicker ratio of LED screens, any type of light bulbs or monitors at work or at home. RadexLight Software allows PC connection and data transfer. Spectral sensitivity is identical to a human eye, which separates this model from the competition.

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

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

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

We believe that effective Internet advertising along with participation in trade shows is the quickest and most cost-effective method to let consumers know about the products. Additionally, large resellers and distributors will require promotional packages that we will need to develop and produce.

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

Through Sellavir, we are in the process of obtaining patents.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we began spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2020, 2019 and 2018, we spent approximately $-0-, $72,000 and $95,000, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them. We also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period
		High Bid	Low Bid
2020	First Quarter	1.95	0.48
	Second Quarter	0.48	0.48
	Third Quarter	3.10	0.48
	Fourth Quarter	3.20	0.51

Year	Period
		High Bid	Low Bid
2019	First Quarter	2.00	2.00
	Second Quarter	2.00	2.00
	Third Quarter	2.00	1.95
	Fourth Quarter	1.95	1.95

Common Stock Currently Outstanding

As of April 15, 2021, we have 15,659,483 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2020 and 2019 and our results of operations for the year ended December 31, 2020 and December 31, 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

In 2019, we generated $875,345 in sales and incurred a net loss of $(142,060). In 2020, we generated $858,015 in sales, and incurred net income from operations of $24,688. We anticipate that we will be able to increase our revenues. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2020, we had $108,126 in cash on hand in our corporate bank account and liabilities of $315,225, which consisted of $167,324 in related party payables and $147,901 in accounts payable and accrued expenses. During March 2021, we received $332,533 in repayment from the outstanding officer advance acquired in the Sellavir acquisition. We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

In 2018, we continued to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years which expires in 2027. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. The product pricing has been discounted pursuant to a discount agreement. We have extended this agreement thru 2027. During 2019, our ability to sell through our distributor in the UK was suspended due to an ongoing UK VAT examination, we are currently testing new partners for EU distribution and have resumed UK sales.

During December 2020, Quarta-Rad acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad has acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside the radiation measurement.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir noted above. Results of operations of Sellavir were included for the period December 16, 2020 through December 31, 2020.

Revenues for the year ended December 31, 2020 were $858,015 comprised of $843,015 from Quarta-Rad and $15,000 from Sellavir.

Operating expenses for the year ended December 31, 2020 were $188,187, comprised of $182,501 from Quarta-Rad and $5,686 from Sellavir.

Income tax benefit for the year ended December 31, 2020 was $50,768, comprised of $52,724 income tax benefit from Quarta-Rad and $1,956 income tax expense from Sellavir.

Net Income for the year ended December 31, 2020 was $75,456, comprised of $66,142 from Quarta-Rad and $9,314 from Sellavir.

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

Inventories are stated at the lower of cost or market (net realizable value). We periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our inventory consists entirely of finished goods available for sale. We analyze our accounts receivable to determine if a reserve for non-collectible receivables is necessary. There is no allowance recorded at December 31, 2020 and 2019.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2020 and 2019, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Revenues. Our net revenues decreased $17,330, or 1.98%, to $858,015 for the year ended December 31, 2020 compared with $875,345 for comparable period in 2019.

The decrease was due to a reduction in the sale of our RD1503 model, partially offset by the revenue from Sellavir. We attribute the decrease to a nominal decrease in demand.

Cost of Goods Sold. Our Cost of Goods Sold decreased $2,050, or 0.32%, to $645,140 for the year ended December 31, 2020 compared to $647,190 for the comparable period in 2019. The decrease is due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2020, our total operating expenses decreased $182,028, or 49.17%, to $188,187 compared to $370,215 for the comparable period in 2019. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, decreased $95,316, or 55.15%, to $77,505 for the year ended December 31, 2020 from $172,821 for the comparable period in 2019. The decrease is primarily attributable to the Company’s reserve for a potential liability in connection with a tax examination by certain European taxing authorities in 2019.

●	Professional and consulting fees decreased $14,712, or 11.73%, for the year ended December 31, 2020 to $110,682 from $125,394 for the comparable period in 2019. The decrease is due to a reduction in accounting and legal fees for certain projects.

●	Research and development cost decreased $72,000 to $-0- for the year ended December 31, 2020 compared to $72,000 for the comparable period in 2019. The decrease is attributable to the Company’s reduction of research contract costs to develop and maintain new and existing devices.

Income Tax Benefit. Our income tax benefit increased $50,768 to $50,768 for the year ended December 31, 2020 compared to $-0- for the comparable period in 2019. The increase is related to the income tax benefit received from the reversal of a prior valuation allowance as a result of the Sellavir acquisition.

Net Income. Our net income increased by $217,156 to $75,456 for the year ended December 31, 2020 from a net loss of ($142,060) for the year ended December 31, 2019. The increase is primarily attributable to the reduction in operating expenses and the acquisition of Sellavir and the increase in income tax benefit.

Liquidity and Capital Resources. During the year ended December 31, 2020, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $633,404 and $244,937 as of December 31, 2020 and December 31, 2019, respectively, consisting of $108,126 and $41,962, respectively, in cash. Our advances to officers were $332,553 and $-0- as of December 31, 2020 and December 31, 2019, respectively. Our working capital surplus/(deficit) was $314,209 and $(29,840) as of December 31, 2020 and December 31, 2019, respectively.

Our total liabilities were $315,225 and $274,777 as of December 31, 2020 and December 31, 2019, respectively.

Our stockholders’ equity/(deficit) was $318,179 and $(29,840) as of December 31, 2020 and 2019, respectively and our accumulated deficit was $21,114 and $96,570 as of December 31, 2020 and 2019, respectively.

We had $36,499 in cash provided by and $45,048 in cash used in operating activities for the year ended December 31, 2020 and 2019, respectively.

We had $29,665 in cash provided by and $-0- cash provided by investing activities for year ended December 31, 2020 and 2019, respectively.

We had no cash provided by financing activities for the year ended December 31, 2020 and 2019, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2021.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2020 and 2019, respectively.

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

Marketing: (Estimated cost $25,000-$100,000). In addition to the website development costs, we intend to increase our marketing efforts on the Internet to generate leads and sales. We will also utilize funds to develop marketing brochures and materials to market the products to industry professionals such as home renovation contractors. We intend to market our services through Sellavir to obtain new clients and opportunities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ equity/deficit and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 8 to the financial statements in 2020, the Company purchased all of its products from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2021

Irvine, CA

April 15, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ equity/deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 8 to the financial statements in 2019, the Company purchased all of its products from a related party supplier. The Company’s financial position and results of operations, as reflected in the accompanying financial statements, might be different if these purchase transactions were among wholly unrelated parties.

/s/ Hall & Company

We have served as the Company’s auditor since 2015

Irvine, CA

March 30, 2020

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$108,126	$41,962
Accounts receivable	48,490	127,518
Inventory	89,497	75,457
Deferred tax asset	50,768	-
Due from officer	332,553	-
Total Current Assets	629,434	244,937

Fixed Assets, Net	3,970	-

TOTAL ASSETS	$633,404	$244,937

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$77,241	$126,469
Income taxes payable	70,660	-
Related party payable	167,324	148,308
Total Liabilities	315,225	274,777

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,659,483 and 15,326,150 were issued and outstanding on December 31, 2020 and December 31, 2019, respectively	1,866	1,533
Additional paid-in capital	337,427	65,197
Accumulated deficit	(21,114)	(96,570)
Total Stockholders’ Equity/(Deficit)	318,179	(29,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$633,404	$244,937

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020	For the year ended December 31, 2019

Sales -Quarta Rad, Inc., net	$843,015	$875,345
Sales - Sellavir, Inc., net – related party	15,000	-

Total sales, net	858,015	875,345

Cost of goods sold - Quarta Rad, Inc.	645,140	647,190

Gross profit	212,875	228,155

Expenses:
General & administrative	14,383	125,197
Advertising	63,122	47,624
Professional and consulting fees	110,682	125,394
Research and development	-	72,000
Operating expenses	188,187	370,215

Net income (loss) from operations	24,688	(142,060)

Income tax benefit	(50,768)	-

Net income/(loss)	$75,456	$(142,060)

Loss per share - basic and diluted	$-	$(0.01)
Weighted average shares - basic and diluted	15,339,849	15,326,150

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Years Ended December 31, 2020 and 2019

					Total
	Common Stock		Additional	Retained Earnings/	Stockholders’
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity/(Deficit)
Balance, December 31, 2018	15,326,150	$1,533	$65,197	$45,490	$112,220
Net Loss	-	-	-	(142,060)	(142,060)
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Common stock issued for common control acquisition of Sellavir at carry-over basis	333,333	333	272,230	-	272,563
Net Income	-	-	-	75,456	75,456
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the year ended December 31, 2019

OPERATING ACTIVITIES:
Net income/(loss)	$75,456	$(142,060)

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Depreciation	35	-
Income tax benefit	(50,768)	-
Changes in operating assets and liabilities:
Accounts receivable	79,028	(43,545)
Inventory	(14,040)	9,906
Prepaid expenses	-	18,150
Accounts payable and accrued expenses	(57,228)	114,042
Deferred revenue	(15,000)	-
Related party payable	19,016	(1,541)
Net cashed provided by (used in) operating activities	36,499	(45,048)

INVESTING ACTIVITIES:
Cash from acquisition	29,665	-
Net cashed provided by investing activities	29,665	-

Net change in cash	66,164	(45,048)
Cash, beginning of period	41,962	87,010
Cash, end of period	$108,126	$41,962

Non-cash Investing and Financing Transactions:
Common stock issued for the common control acquisition of Sellavir at carry-over basis	$272,563	$-

Supplemental cash flow information:

Cash paid on interest	$-	$-

Cash paid for income taxes	$-	$-

QUARTA-RAD, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

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

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2020.

During December 2020, the Company acquired Sellavir, Inc., a Delaware. corporation, as a wholly owned subsidiary, as discussed in Note 7. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

Principles of Consolidation

The consolidated financial statements include the accounts Quarta-Rad, Inc. and its wholly-owned subsidiaries Quarta-Rad USA, Inc. and Sellavir, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2020 and 2019.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2020 and 2019 amounted to $63,122 and $47,624, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which is five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms. Repairs and maintenance costs are charged to expense when incurred.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of December 31, 2020, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2017 through 2020 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2020 and 2019.

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

Revenue Recognition

We adopted FASB Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance sets forth a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

Our principal activities from which we generate our revenue are product sales and consulting services.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at December 31, 2020 and December 31, 2019, respectively.

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

We recognize consulting revenue over times as services are performed.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12 Simplifying the Accounting for Income Taxes. Effective for public entities for fiscal years beginning after December 15, 2020. The ASU is intended to simplify aspects of accounting for income taxes, including deferred taxes on investments, and calculation of taxes in interim periods. The adoption of this guidance by the Company did not have a material impact on its financial statements and related disclosures.

NOTE 3–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2020 and 2019 are summarized below:

	2020	2019
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	5,184	(29,833)
State	-	-
Change in valuation allowance	(55,952)	29,833
Total deferred	(50,768)	-
Income tax provision (benefit)	$(50,768)	$-

At December 31, 2020, the Company had federal net operating loss carry forwards of approximately $210,000 which may be offset against future taxable income through 2037. No net deferred tax assets are recorded at December 31, 2020 or 2019, as all deferred tax assets and liabilities have been fully offset by a valuation allowance due to the uncertainty of future utilization.

At December 31, 2020 and 2019, deferred tax assets (liabilities) consist of the following:

	2020	2019

Net operating loss carry-forwards	$50,768	$55,952
Other	-	-
Total deferred tax assets	50,768	55,952
Less: valuation allowance	-	(55,952)

Net deferred tax assets	$50,768	$-

During the year ended December 31, 2020, the Company eliminated its valuation allowance due to the Sellavir acquisition and projected profit, where the Company expects to utilize its net operations carryforwards. The change in valuation allowance for the year ended December 31, 2020 of approximately $56,000 was to account for the elimination of the valuation allowance. The change in the valuation allowance during the year ended December 31, 2019 was an approximate $30,000 increase, respectively, and a full valuation allowance had been recorded. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2020 and 2019 to the effective tax rate is as follows:

	2020	2019
Expected federal tax	21.00%	21.00%
Change in Valuation allowance	(227.00)%	(21.00)%

Total	(206.00)%	-%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2020 and 2019. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2020 and 2019. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

NOTE 4–DUE FROM OFFICER

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the Sellavir acquisition discussed in Note 7. The full amount was paid to the Company in March 2021.

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2020 and 2019 consisted of:

	2020	2019
Computer Equipment	$4,005	$-
Accumulated Depreciation	(35)	-
Net Property & Equipment	$3,970	$-

The Company recognized $35 in depreciation expense for the year ended December 31, 2020.

NOTE 6–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

During 2020, the Company issued 333,333 shares of common stock in connection with the Sellavir acquisition discussed in Note 7.

NOTE 7–SELLAVIR, INC. ACQUISITION

During December 2020, the Company acquired the common controlled entity, Sellavir, Inc. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Sellavir was owned 100% by Quarta-Rad’s majority shareholder. 333,333 shares of common stock in Quarta-Rad were exchanged for 100% of the outstanding shares of Sellavir.

Under an acquisition of common control, the purchase is recorded at historical cost. The fair value of the common stock issued was approximately $170,000. The excess carry-over basis of the net assets acquired was treated as a capital contribution and included in additional paid-in capital.

The balance sheet of Sellavir on date of acquistion consisted of:

Assets:
Cash	$29,665
Due from Officer	332,553
Fixed Assets, net	4,005
Total Assets	$366,223

Liabilities & Equity:
Accrued Expenses	$78,660
Deferred Revenue	15,000
Net Equity	$272,563

Pro-forma Statement of Operations including full year Sellavir (unaudited):

For the year ended December 31, 2020

Sales -Quarta Rad, Inc., net	$843,015
Sales - Sellavir, Inc., net	440,000

Total sales, net	1,283,015

Cost of goods sold - Quarta Rad, Inc.	645,140

Gross profit	637,875

Expenses:
General & administrative	16,684
Advertising	63,122
Professional and consulting fees	196,906
Operating Expenses	276,712

Net income from operations	361,163

Other expense - income taxes	19,892

Net income	$341,271

Loss per share - basic and diluted	$0.02

Weighted average shares - basic and diluted	15,659,483

NOTE 8–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $584,550 and $518,750 for 2020 and 2019, respectively. The Company owes the Russian affiliate $126,390 and such amount is included in related party payables in the accompanying balance sheet at December 31, 2020 and 2019. The related payable balance is related to a research and development contract entered into by the parties noted below and inventory purchases.

During July 2017 the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract goes through December 31, 2019. The amount due in connection with this agreement as of December 31, 2020 is $126,390.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of December 31, 2020 and 2019, is due $40,935 and $21,918, respectively, for expenses paid on behalf of the Company.

During the period December 16, 2020 to December 31, 2020, the Company, through Sellavir, Inc. recognized $15,000 in services to a company owned by our majority shareholder.

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of December 31, 2020, the outcome of these examinations is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 towards the estimated liability, a remainder of $58,178 is included in accounts payable and accrued expenses, as of December 31, 2020. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2020 through April 15, 2021. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

The Due from officer amount of $332,553 was repaid in March 2021.

NOTE 11 - COVID-19

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

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales during 2020 and early 2021.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2020 and 2019.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective as of December 31, 2020 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2020:

Ineffective control environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	46	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	42	President and Director

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

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement.

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on March 31, 2022. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2020 and 2019, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1Victor Shvetsky CEO, CFO
and Director
	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

2Alexey Golovanov, President

	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2020 and 2019.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2020, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 15, 2021, we had 15,659,483 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Victor Shvetsky	12,268,103	78.34%
Common Stock	Alexey Golovanov	3,000,000	19.16%
	All Officers and Directors as a Group (2 persons)	15,268,103	97.50%

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2020 and 2019, we purchased $584,550 and $518,750, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2020 and 2019, we owed Quarta-Rad Russia $126,390 and $89,625 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2020 and 2019 relates to the development contract.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2020 and 2019:

	2020	2019

Audit Fees	$40,000	$32,450
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$40,000	$32,450

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2020 and 2019, in connection with statutory and regulatory filings or engagements.

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

Our Director has considered the nature and amount of fees billed or expected to be billed by Macias, Gini & O’Donnell, LLP, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining MGO’s independence.

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

QUARTA-RAD, INC.

Dated: April 15, 2021	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2021	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

Dated: April 15, 2021	/s/ Alexey Golovanov
Alexey Golovanov
President and Director

