Form 10-Q
period 2021-03-31
Quarta-Rad, Inc.
filed 2021-05-18
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2021, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,659,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$113,422	$108,126
Accounts receivable	75,605	48,490
Marketable securities, trading	421,038	-
Inventory	86,041	89,497
Deferred tax asset	36,826	50,768
Due from officer	-	332,553
Total Current Assets	732,932	629,434

Fixed Assets, Net	3,770	3,970

TOTAL ASSETS	$736,702	$633,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$104,531	$77,241
Income taxes payable	70,660	70,660
Related party payable	190,883	167,324
Total Liabilities	366,074	315,225

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,659,483 were issued and outstanding on March 31, 2021 and December 31, 2020	1,866	1,866
Additional paid-in capital	337,427	337,427
Retained Earnings/(Accumulated Deficit)	31,335	(21,114)
Total Stockholders’ Equity	370,628	318,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,702	$633,404

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Sales -Quarta Rad, Inc., net	$244,679	$180,597
Sales - Sellavir, Inc., net - related party	90,000	-
Total sales, net	334,679	180,597

Cost of goods sold - Quarta Rad, Inc.	190,328	140,966

Gross profit	144,351	39,631

Expenses:
General & administrative	5,028	1,694
Advertising	16,060	6,870
Professional and consulting fees	60,346	34,559
Operating expenses	81,434	43,123

Net income (loss) from operations	62,917	(3,492)

Other income - Unrealized gain/(loss) on investments	3,474	-

Income before for provision for income taxes	66,391	(3,492)

Income tax expense	13,942	-

Net income/(loss)	$52,449	$(3,492)

Income/(loss) per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	15,659,483	15,326,150

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIT

Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179
Net income	-	-	-	52,449	52,449
Balance, March 31, 2021	15,659,483	$1,866	$337,427	$31,335	$370,628

QUARTA-RAD, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Net loss	-	-	-	(3,492)	(3,492)
Balance, March 31, 2020	15,326,150	$1,533	$65,197	$(100,062)	$(33,332)

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

OPERATING ACTIVITIES:
Net income/(loss)	$52,449	$(3,492)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	200	-
Unrealized gain/loss on investments	(3,474)
Deferred tax asset	13,942	-
Changes in operating assets and liabilities:
Accounts receivable	(27,116)	51,617
Inventory	3,456	4,832
Accounts payable and accrued expenses	27,290	(4,909)
Related party payable	23,559	(7,006)
Net cashed provided by operating activities	90,306	41,042

INVESTING ACTIVITIES:
Purchase of marketable securities, trading	(85,010)	-

Net change in cash	5,296	41,042
Cash, beginning of period	108,126	41,962
Cash, end of period	$113,422	$83,004

Non-cash Investing Transactions:
Repayment of officer advance by transfer of marketable securities at fair value	$332,553	$-

Supplemental cash flow information:

Cash paid on interest	$-	$-

Cash paid for income taxes	$-	$-

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the Condensed and Consolidated Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of March 31, 2021, and the statements of operations and changes in stockholders’ equity/deficit for the three months ended March 31, 2021 and 2020, and the cash flows for the three months ended March 31, 2021 and 2020 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of March 31, 2021, the results of operations and cash flows for the periods ended March 31, 2021 and 2020.

The condensed and consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated and condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

During April 2020 the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2021.

During December 2020, the Company acquired the common controlled entity, Sellavir, Inc., a Delaware Corporation. Sellavir was owned 100% by Quarta-Rad’s majority shareholder. 333,333 shares of common stock in Quarta-Rad were exchanged for 100% of the outstanding shares of Sellavir.

Under an acquisition of common control, the purchase is recorded at historical cost. The fair value of the common stock issued was approximately $170,000. The excess carry-over basis of the net assets acquired was treated as a capital contribution and included in additional paid-in capital.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America and, Europe. The Company targets homebuilders and home renovation contractors.

Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2021 and 2020, amounted to $16,060, and $6,870 respectively.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three months ended March 31, 2021 or 2020.

Marketable Securities

Our investment securities consist of available-for-sale instruments which include $421,038 of tradable equities. Substantially all of our available-for-sale securities are Level 1. Realized gains and losses on these securities are included in other income in the consolidated statements of operations. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in other income. Unrealized losses that are considered other than temporary are recorded in other income with the corresponding reduction to the carrying basis of the investment.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of March 31, 2021, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2017 through 2020 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at March 31, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2021 and December 31, 2020. Marketable securities are level one assets recorded at fair value.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include reserves for accounts receivable and inventory, and the European VAT exposure accrual (Note 6).

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2021 and December 31, 2020, respectively.

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

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2021 & December 31, 2020 consisted of:

	March 31,	December 31,
	2021	2020
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(235)	(35)
Net Property & Equipment	$3,770	$3,970

The Company recognized $200 in depreciation expense for the three months ended March 31, 2021.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $156,975 and $114,665 for the three months ended March 31, 2021 and 2020, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of March 31, 2021 and December 31, 2020 is $126,390. In addition, the Company owes an additional $17,000 at March 31, 2021 for purchased inventory during the three months ended March 31, 2021. No additional amounts are included at December 31, 2020.

Since inception, the Company has not compensated its CEO, who is the majority shareholder, and, as of March 31, 2021 and December 31, 2020, is due $47,494 and $40,935, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables. The Company intends to initiate a salary to its CEO in the second quarter of 2021.

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the December 2020 Sellavir acquisition. The full amount was paid to the Company in March 2021 through transfer of marketable securities at fair value.

Sellavir had $90,000 of revenue for the three months ended March 31, 2021 from a related entity wholly owned by the majority shareholder of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of March 31, 2021, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 towards the estimated liability, a remainder of $58,178 is included in accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020. Actual results from this matter could differ from this estimate. In April 2021, we paid $35,679 towards this balance.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2021 through May 17, 2021. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2021.

During December 2020, we acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary. We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, a remainder of $58,178 is included in accounts payable and accrued expenses as of March 31, 2021. In April 2021, we paid $35,679 towards this balance.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc. in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2021 and 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2021 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	244,679	90,000	334,679
Cost of Good Sold	190,328	-	190,328
Gross Profit	54,351	90,000	144,351

Expenses:
General & administrative	3,701	1,327	5,028
Advertising	16,060	-	16,060
Professional and consulting fees	39,540	20,806	60,346
Operating expenses	59,301	22,133	81,434

Net income (loss) from operations	(4,950)	67,867	62,917

Unrealized gain/(loss) on investments	-	3,474	3,474
Income tax (expense)/benefit	1,040	(14,982)	(13,942)

Net income/(loss)	(3,910)	56,359	52,449

Consolidated Totals

Three months ended March 31, 2021 compared with the three months ended March 31, 2020

Revenues. Our net revenues increased $154,082, or 85.32% to $334,679 for the three months ended March 31, 2021 compared with $180,597 for the three months ended March 31, 2020. The increase was due to an increase in the demand of our RD1503 model and revenue from Sellavir .

Cost of Goods Sold. Our Cost of Goods Sold increased $49,362 or 35.02% to $190,328 for the three months ended March 31, 2021 compared to $140,966 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the three months ended March 31, 2021, our total operating expenses increased 38,311 or 88.84% to $81,434 compared to $43,123 for the three months ended March 31, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Income. Our net income increased $55,941 to $52,449 for the three months ended March 31, 2021 compared to a net loss of $3,492 for the comparable period in 2020. The increase was primarily due to an increase in sales and acquisition of Sellavir.

Quarta-Rad

Three months ended March 31, 2021 compared with the three months ended March 31, 2020

Revenues. Our net revenues increased $64,082, or 35.48% to $244,679 for the three months ended March 31, 2021 compared with $180,597 for the three months ended March 31, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $49,362 or 35.02% to $190,328 for the three months ended March 31, 2021 compared to $140,966 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the three months ended March 31, 2021, our total operating expenses increased $16,178 or 37.52% to $59,301 compared to $43,123 for the three months ended March 31, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Loss. Our net loss increased $418 or 11.97% to $3,910 for the three months ended March 31, 2021 compared to a net loss of $3,492 for the comparable period in 2020. The increase was primarily due to an increase in expenses.

Sellavir

Three months ended March 31, 2021 compared with the three months ended March 31, 2020

Revenues. Our net revenues were $90,000 for the three months ended March 31, 2021 compared with $-0- for the three months ended March 31, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Operating Expenses. For the three months ended March 31, 2021, our total operating expenses were $22,133 compared to $-0- for the three months ended March 31, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Net Income. Our net income was $56,359 for the three months ended March 31, 2021 compared to $-0- for the comparable period in 2020. The increase was due to the acquisition of Sellavir in December 2020.

Liquidity and Capital Resources. During the three months ended March 31, 2021, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers and from consulting revenue from Sellavir.

Our total assets were $736,702 and $633,404 as of March 31, 2021 and December 31, 2020, respectively, consisting of $113,442 and $108,126, respectively, in cash. Our working capital was $366,858 and $314,209 as of March 31, 2021 and December 31, 2020, respectively.

We had $90,306 and $41,042 in cash provided by operating activities for the three months ended March 31, 2021 and 2020, respectively.

We had $85,010 and $-0- used by investing activities for purchase of marketable securities for the three months ended March 31, 2021 and 2020, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2021 and 2020, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2021.

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

During December 2020, Quarta-Rad acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary. We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad has acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside of radiation measurement.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next three (3) months, as the services provided by our officers and directors and our independent contractors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals as well as our independent contractor. Our management’s responsibilities are mainly administrative at this stage. While we believe that the addition of employees is not required over the next three (3) months, the professionals we plan to utilize will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2021 assessment of the effectiveness of our internal control over financial reporting.

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

QUARTA-RAD, INC.

May 17, 2021	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

