Form 10-Q
period 2021-06-30
Quarta-Rad, Inc.
filed 2021-08-13
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2021, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,659,483.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$372,474	$108,126
Accounts receivable	85,978	48,490
Marketable securities, trading	80,909	-
Inventory	77,651	89,497
Deferred tax asset	25,907	50,768
Due from officer	-	332,553
Total Current Assets	642,919	629,434

Fixed Assets, Net	3,570	3,970

TOTAL ASSETS	$646,489	$633,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$65,332	$77,241
Income taxes payable	5,660	70,660
Related party payable	163,792	167,324
Total Liabilities	234,784	315,225

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,659,483 were issued and outstanding on June 30, 2021 and December 31, 2020	1,866	1,866
Additional paid-in capital	337,427	337,427
Retained Earnings/(Accumulated Deficit)	72,412	(21,114)
Total Stockholders’ Equity	411,705	318,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,489	$633,404

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three Months Ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Sales -Quarta Rad, Inc., net	$271,173	$231,991	$515,852	$412,588
Sales - Sellavir, Inc., net - related party	90,000	-	180,000	-

Total sales, net	361,173	231,991	695,852	412,588

Cost of goods sold - Quarta Rad, Inc.	195,155	183,037	385,483	324,003

Gross profit	166,018	48,954	310,369	88,585

Expenses:
General & administrative	13,341	6,310	18,369	8,004
Advertising	20,425	14,217	36,485	21,087
Professional and consulting fees	75,954	23,795	136,300	58,354
Operating expenses	109,720	44,322	191,154	87,445

Net income from operations	56,298	4,632	119,215	1,140
Other income - interest and dividends	2	-	2	-
Other income - unrealized gain on investments	33,317	-	36,791	-
Other income - realized loss on investments	(37,621)	-	(37,621)	-

Net income before provision for income taxes	51,996	4,632	118,387	1,140

Income tax expense	10,919	-	24,861	-

Net income	$41,077	$4,632	$93,526	$1,140

Income per share - basic and diluted	$-	$-	$0.01	$-

Weighted average shares - basic and diluted	15,659,483	15,326,150	15,659,483	15,326,150

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2020

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Net income	-	-	-	1,140	1,140
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2020

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, March 31, 2020	15,326,150	$1,533	$65,197	$(100,062)	$(33,332)
Net income	-	-	-	4,632	4,632
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021

(Unaudited)

					Total
	Common Stock		Additional	Retained Earnings/	Stockholders’
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179
Net income	-	-	-	93,526	93,526
Balance, June 30, 2021	15,659,483	$1,866	$337,427	$72,412	$411,705

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2021

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance, March 31, 2021	15,659,483	$1,866	$337,427	$31,335	$370,628
Net income	-	-	-	41,077	41,077
Balance, June 30, 2021	15,659,483	$1,866	$337,427	$72,412	$411,705

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020

OPERATING ACTIVITIES:
Net income	$93,526	$1,140

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	-
Realized loss on investments	37,621	-
Unrealized gain on investments	(36,791)	-
Deferred tax expense	24,861	-
Changes in operating assets and liabilities:
Accounts receivable	(37,488)	34,276
Inventory	11,846	(21,969)
Accounts payable and accrued expenses	(76,909)	(13,748)
Related party payable	(3,532)	16,842
Net cashed provided by operating activities	13,534	16,541

INVESTING ACTIVITIES:
Sale of marketable securities, trading	334,146	-
Purchase of marketable securities, trading	(83,332)	-
Net cash provided by Investing Activities	250,814	-

Net change in cash	264,348	16,541
Cash, beginning of period	108,126	41,962
Cash, end of period	$372,474	$58,503

Non-cash Investing Transactions:
Repayment of officer advance by transfer of marketable securities at fair value	$332,553	$-

Supplemental cash flow information:

Cash paid on interest	$-	$-

Cash paid for income taxes	$65,000	$-

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the Condensed and Consolidated Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated and condensed balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of June 30, 2021, and the statements of operations and changes in stockholders’ equity/deficit for the three months and six months ended June 30, 2021 and 2020, and the cash flows for the six months ended June 30, 2021 and 2020 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of June 30, 2021, the results of operations and cash flows for the periods ended June 30, 2021 and 2020.

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

During April 2020 the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2021.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months and six months ended June 30, 2021 and 2020, amounted to $20,425, $36,485, $14,217 and $21,087, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three months and six months ended June 30, 2021 or 2020.

Marketable Securities

Our investment securities consist of available-for-sale instruments which include $80,909 of tradable equities. Substantially all of our available-for-sale securities are Level 1. Realized gains and losses on these securities are included in other income in the consolidated statements of operations. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in other income. Unrealized losses that are considered other than temporary are recorded in other income with the corresponding reduction to the carrying basis of the investment.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months and six months ended June 30, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of June 30, 2021, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2017 through 2020 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at June 30, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2021 and December 31, 2020. Marketable securities are level one assets recorded at fair value.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2021 and December 31, 2020, respectively.

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

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2021 and December 2020 consisted of:

	June 30,	December 31,
	2021	2020
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(435)	(35)
Net Property & Equipment	$3,570	$3,970

The Company recognized $200, $400, $-0- and $-0- in depreciation expense for the three months and six months ended June 30, 2021 and 2020, respectively.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $324,590 and $295,035 for the six months ended June 30, 2021 and 2020, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of June 30, 2021 and December 31, 2020 is $126,390.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of June 30, 2021, the Company has accrued $8,000 for this compensation, and as of June 30, 2021 and December 31, 2020, is due $37,403 and $40,935, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables.

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the December 2020 Sellavir acquisition. The full amount was paid to the Company in March 2021 through transfer of marketable securities at fair value.

Sellavir had $90,000 and $180,000 of revenue for the three months and six months ended June 30, 2021, respectively from a related entity wholly owned by the majority shareholder of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of June 30, 2021, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 and $35,680 during 2021 towards the estimated liability, a remainder of $22,498 and $58,178 is included in accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2021 through August 13, 2021. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2021.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, and $35,679 in April 2021. A remainder of $22,498 is included in accounts payable and accrued expenses as of June 30, 2021.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2021 and 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2021 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	515,852	180,000	695,852
Cost of Good Sold	385,483	-	385,483
Gross Profit	130,369	180,000	310,369

Expenses:
General & administrative	16,286	2,083	18,369
Advertising	30,485	6,000	36,485
Professional and consulting fees	89,788	46,512	136,300
Operating expenses	136,559	54,595	191,154

Net income (loss) from operations	(6,190)	125,405	119,215

Interest and dividends	-	2	2
Unrealized gain on investments	-	36,791	36,791
Realized loss on investments	-	(37,621)	(37,621)
Income tax expense	1,300	(26,161)	(24,861)

Net income/(loss)	(4,890)	98,416	93,526

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended June 30, 2021 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	271,173	90,000	361,173
Cost of Good Sold	195,155	-	195,155
Gross Profit	76,018	90,000	166,018

Expenses:
General & administrative	12,585	756	13,341
Advertising	14,425	6,000	20,425
Professional and consulting fees	50,248	25,706	75,954
Operating expenses	77,258	32,462	109,720

Net income (loss) from operations	(1,240)	57,538	56,298

Interest and dividends	-	2	2
Unrealized gain on investments	-	33,317	33,317
Realized loss on investments	-	(37,621)	(37,621)
Income tax expense	260	(11,179)	(10,919)

Net income/(loss)	(980)	42,057	41,077

Consolidated Totals:

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Revenues. Our net revenues increased $129,182, or 55.68% to $361,173 for the three months ended June 30, 2021 compared with $231,991 for the three months ended June 30, 2020. The increase was due to an increase in the demand of our RD1503 model and revenue from Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold increased $12,118 or 6.62% to $195,155 for the three months ended June 30, 2021 compared to $183,037 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the three months ended June 30, 2021, our total operating expenses increased $65,398 or 147.55% to $109,760 compared to $44,322 for the three months ended June 30, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Income. Our net income increased $36,445 or 786.81% to $41,077 for the three months ended June 30, 2021 compared to a net income of $4,632 for the three months ended June 30, 2020. The increase was primarily due to an increase in sales and acquisition of Sellavir.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

Revenues. Our net revenues increased $283,264, or 68.66% to $695,852 for the six months ended June 30, 2021 compared with $412,588 for the six months ended June 30, 2020. The increase was due to an increase in the demand of our RD1503 model and revenue from Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold increased $61,480 or 18.98% to $385,483 for the six months ended June 30, 2021 compared to $324,003 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the six months ended June 30, 2021, our total operating expenses increased $103,709 or 118.60% to $191,154 compared to $87,445 for the six months ended June 30, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Income. Our net income increased $92,386 or 8,104.04% to $93,526 for the six months ended June 30, 2021 compared to a net income of $1,140 for the six months ended June 30, 2020. The increase was primarily due to an increase in sales and acquisition of Sellavir.

QUARTA-RAD

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Revenues. Our net revenues increased $39,182 or 16.89% to $271,173 for the three months ended June 30, 2021 compared with $231,991 for the three months ended June 30, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $12,118 or 6.62% to $195,155 for the three months ended June 30, 2021 compared to $183,037 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the three months ended June 30, 2021, our total operating expenses increased $32,936 or 74.31% to $77,258 compared to $44,322 for the three months ended June 30, 2020. The increase is primarily attributable to the Company’s increase professional fees and general and administrative expenses.

Net Loss. Our net loss increased $5,612 to $980 for the three months ended June 30, 2021 compared to a net income of $4,632 for the three months ended June 30, 2020. The increase was primarily due to an increase in operating expenses.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

Revenues. Our net revenues increased $103,264 or 25.03% to $515,852 for the six months ended June 30, 2021 compared with $412,588 for the six months ended June 30, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $61,480 or 18.98% to $385,483 for the six months ended June 30, 2021 compared to $324,003 for the comparable period in 2020. The increase is due to the increase in sales during the quarter.

Operating Expenses. For the six months ended June 30, 2021, our total operating expenses increased $49,114 or 56.17% to $136,559 compared to $87,445 for the six months ended June 30, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Loss. Our net loss increased $6,030 to $4,890 for the six months ended June 30, 2021 compared to a net income of $1,140 for the six months ended June 30, 2020. The increase was primarily due to an increase in operating expenses.

SELLAVIR

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Revenues. Our net revenues were $90,000 for the three months ended June 30, 2021 compared with $-0- for the three months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Operating Expenses. For the three months ended June 30, 2021, our total operating expenses were $32,462 compared to $-0- for the three months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Net Income. Our net income was $42,057 for the three months ended June 30, 2021 compared to $-0-for the three months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

Revenues. Our net revenues were $180,000 for the six months ended June 30, 2021 compared with $-0- for the six months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Operating Expenses. For the six months ended June 30, 2021, our total operating expenses were $54,595 compared to $-0- for the six months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Net Income. Our net income was $98,416 for the six months ended June 30, 2021 compared to $-0-for the six months ended June 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Liquidity and Capital Resources. During the three months ended June 30, 2021, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers and from consulting revenue from Sellavir.

Our total assets were $646,489 and $633,404 as of June 30, 2021 and December 31, 2020, respectively, consisting of $372,474 and $108,126, respectively, in cash. Our working capital was $408,135 and $314,209 as of June 30, 2021 and December 31, 2020, respectively.

We had $13,534 and $16,541 in cash provided by operating activities for the six months ended June 30, 2021 and 2020, respectively.

We had $250,814 and $-0- in cash provided by investing activities for net sale of marketable securities for the six months ended June 30, 2021 and 2020, respectively.

We had no cash provided by financing activities for the six months ended June 30, 2021 and 2020, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2021.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 13, 2021	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

