Form 10-Q
period 2021-09-30
Quarta-Rad, Inc.
filed 2021-11-22
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 22, 2021, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,659,483.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$165,843	$108,126
Accounts receivable	106,778	48,490
Marketable securities, trading	216,973	-
Inventory	103,416	89,497
Deferred tax asset	33,444	50,768
Due from officer	-	332,553
Total Current Assets	626,454	629,434

Fixed Assets, Net	3,370	3,970
TOTAL ASSETS	$629,824	$633,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$72,074	$77,241
Income taxes payable	5,660	70,660
Related party payable	168,739	167,324
Total Liabilities	246,473	315,225

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,659,483 were issued and outstanding on September 30, 2021 and December 31, 2020	1,866	1,866
Additional paid-in capital	337,427	337,427
Retained Earnings/(Accumulated Deficit)	44,058	(21,114)
Total Stockholders’ Equity	383,351	318,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,824	$633,404

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three Months Ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

Sales -Quarta Rad, Inc., net	$218,488	$210,630	$734,340	$623,217
Sales - Sellavir, Inc., net - related party	-	-	180,000	-

Total sales, net	218,488	210,630	914,340	623,217

Cost of goods sold - Quarta Rad, Inc.	152,914	173,706	538,397	497,708

Gross profit	65,574	36,924	375,943	125,509

Expenses:
General & administrative	10,043	3,069	28,412	11,073
Advertising	17,140	16,630	53,625	37,717
Professional and consulting fees	60,118	22,520	196,418	80,874
Total operating expenses	87,301	42,219	278,455	129,664

Net income/(loss) from operations	(21,727)	(5,295)	97,488	(4,155)
Other income - interest and dividends	6	-	8	-
Other income - unrealized gain/(loss) on investments	(14,356)	-	22,435	-
Other income - realized gain/(loss) on investments	186	-	(37,435)	-
Net income/(loss) before provision for income taxes	(35,891)	(5,295)	82,496	(4,155)

Income tax expense/(benefit)	(7,537)	-	17,324	-

Net income/(loss)	$(28,354)	$(5,295)	$65,172	$(4,155)

Income per share - basic and diluted	$-	$-	$-	$-

Weighted average shares - basic and diluted	15,659,483	15,326,150	15,659,483	15,326,150

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

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	15,326,150	$1,533	$65,197	$(95,430)	$(28,700)
Net loss	-	-	-	(5,295)	(5,295)
Balance, September 30, 2020	15,326,150	$1,533	$65,197	$(100,725)	$(33,995)

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179
Net income	-	-	-	65,172	65,172
Balance, September 30, 2021	15,659,483	$1,866	$337,427	$44,058	$383,351

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, June 30, 2021	15,659,483	$1,866	$337,427	$72,412	$411,705
Net loss	-	-	-	(28,354)	(28,354)
Balance, September 30, 2021	15,659,483	$1,866	$337,427	$44,058	$383,351

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

OPERATING ACTIVITIES:
Net income/(loss)	$65,172	$(4,155)

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Depreciation	600	-
Unrealized gain on investments	(22,435)
Realized loss on investments	15,000
Deferred tax expense	17,324	-
Changes in operating assets and liabilities:
Accounts receivable	(58,288)	75,740
Inventory	(13,919)	(8,380)
Accounts payable and accrued expenses	(5,167)	(8,858)
Income taxes payable	(65,167)	-
Related party payable	1,415	22,029
Net cashed provided by (used in) operating activities	(42,863)	76,376

INVESTING ACTIVITIES:
Sale of marketable securities, trading	334,146	-
Purchase of marketable securities, trading	(233,566)	-
Net cash provided by Investing Activities	100,580	-

Net change in cash	57,717	76,376
Cash, beginning of period	108,126	41,962
Cash, end of period	$165,843	$118,338

Non-cash Investing Transactions:
Repayment of officer advance by transfer or marketable securities
at fair value	$332,553	$-

Supplemental cash flow information:

Cash paid on interest	$-	$-

Cash paid for income taxes	$65,000	$-

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the Condensed and Consolidated Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated and condensed balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of September 30, 2021, and the statements of operations and changes in stockholders’ equity/deficit for the three months and nine months ended September 30, 2021 and 2020, and the cash flows for nine months ended September 30, 2021 and 2020 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of September 30, 2021, the results of operations and cash flows for the periods ended September 30, 2021 and 2020.

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

During April 2020 the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2021.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months and nine months ended September 30, 2021 and 2020, amounted to $17,140, $53,625, $16,630 and $37,717, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists of finished goods available for sale. There were no write-offs for the three months and nine months ended September 30, 2021 or 2020.

Marketable Securities

Our investment securities consist of available-for-sale instruments which include $216,973 of tradable equities. Substantially all of our available-for-sale securities are Level 1. Realized gains and losses on these securities are included in other income in the consolidated statements of operations. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in other income. Unrealized losses that are considered other than temporary are recorded in other income with the corresponding reduction to the carrying basis of the investment.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months and nine months ended September 30, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

As of September 30, 2021, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2017 through 2020 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at September 30, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2021 and December 31, 2020. Marketable securities are level one assets recorded at fair value.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2021 and December 31, 2020, respectively.

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

We recognize consulting revenue over time as services are performed.

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

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 2021 & December 2020 consisted of:

	September 30,	December 31,
	2021	2020
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(635)	(35)
Net Property & Equipment	$3,370	$3,970

The Company recognized $200, 600, $-0- and $-0- in depreciation expense for the three months and nine months ended September 30, 2021 and 2020, respectively.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $478,500 and $423,630 for the nine months ended September 30, 2021 and 2020, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of September 30, 2021 and December 31, 2020 is $126,390.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of September 30, 2021, the Company has accrued $16,000 for this compensation, and, as of September 30, 2021 and December 31, 2020, is due $42,350 and $40,935, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables.

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the December 2020 Sellavir acquisition. The full amount was paid to the Company in March 2021 through transfer of marketable securities at fair value.

Sellavir had $-0- and $180,000 of revenue for the three months and nine months ended September 30, 2021, respectively from a related entity wholly owned by the majority shareholder of the Company.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of September 30, 2021, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 and $35,680 during 2021 towards the estimated liability, a remainder of $22,498 and $58,178 is included in accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 7–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2021 through November 22, 2021. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2021.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, and $35,679 in April 2021. A remainder of $22,498 is included in accounts payable and accrued expenses as of September 30, 2021.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2021 and 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the nine months ended September 30, 2021 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	734,340	180,000	914,340
Cost of Good Sold	538,397	-	538,397
Gross Profit	195,943	180,000	375,943

Expenses:
General & administrative	25,404	3,008	28,412
Advertising	46,095	7,530	53,625
Professional and consulting fees	107,133	89,285	196,418
Operating expenses	178,632	99,823	278,455

Net income (loss) from operations	17,311	80,177	97,488

Interest and dividends	-	8	8
Unrealized gain on investments	-	22,435	22,435
Realized loss on investments	-	(37,435)	(37,435)
Income tax expense	(3,635)	(13,689)	(17,324)

Net income	13,676	51,496	65,172

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended September 30, 2021 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	218,488	-	218,488
Cost of Good Sold	152,914	-	152,914
Gross Profit	65,574	-	65,574

Expenses:
General & administrative	9,118	925	10,043
Advertising	15,610	1,530	17,140
Professional and consulting fees	17,345	42,773	60,118
Operating expenses	42,073	45,228	87,301

Net income (loss) from operations	23,501	(45,228)	(21,727)

Interest and dividends	-	6	6
Unrealized loss on investments	-	(14,356)	(14,356)
Realized gain on investments	-	186	186
Income tax expense	(4,935)	12,472	7,537

Net income/(loss)	18,566	(46,920)	(28,354)

Consolidated Totals:

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Revenues. Our net revenues increased $7,858, or 3.73% to $218,488 for the three months ended September 30, 2021 compared with $210,630 for the three months ended September 30, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $20,792 or 11.97% to $152,914 for the three months ended September 30, 2021 compared to $173,706 for the comparable period in 2020. The decrease is due to the decrease in product cost during the quarter and change in the distribution channels utilized.

Operating Expenses. For the three months ended September 30, 2021, our total operating expenses increased $45,082 or 106.78% to $87,301 compared to $42,219 for the three months ended September 30, 2020. The increase is primarily attributable to the Company’s increase professional fees in Sellavir.

Net Loss. Our net loss increased $23,059 or 435.49% to $28,354 for the three months ended September 30, 2021 compared to a net loss of $5,295 for the three months ended September 30, 2020. The increase was primarily due to an increase in unrealized loss and professional fees.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

Revenues. Our net revenues increased $291,123, or 46.71% to $914,340 for the nine months ended September 30, 2021 compared with $623,217 for the nine months ended September 30, 2020. The increase was due to an increase in the demand of our RD1503 model and revenue from Sellavir

Cost of Goods Sold. Our Cost of Goods Sold increased $40,689 or 8.18% to $385,483 for the nine months ended September 30, 2021 compared to $324,003 for the comparable period in 2020. The increase is due to the increase in sales.

Operating Expenses. For the nine months ended September 30, 2021, our total operating expenses increased $148,791 or 114.75% to $278,455 compared to $129,664 for the nine months ended September 30, 2020. The increase is primarily attributable to the Company’s increase in professional fees and advertising.

Net Income. Our net income increased 69,327 to $65,172 for the nine months ended September 30, 2021 compared to a net loss of ($4,155) for the nine months ended September 30, 2020. The increase was primarily due to an increase in sales and acquisition of Sellavir.

QUARTA-RAD

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Revenues. Our net revenues increased $7,858, or 3.73% to $218,488 for the three months ended September 30, 2021 compared with $210,630 for the three months ended September 30, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $20,792 or 11.97% to $152,914 for the three months ended September 30, 2021 compared to $173,706 for the comparable period in 2020. The decrease is due to the decrease in product cost during the quarter and change in the distribution channels utilized.

Operating Expenses. For the three months ended September 30, 2021, our total operating expenses decreased $146 or 0.35% to $42,073 compared to $42,219for the three months ended September 30, 2020. The increase is primarily attributable to the Company’s decrease in professional fees.

Net Income. Our net income increased $23,861 to $18,566 for the three months ended September 30, 2021 compared to a net loss of $5,295 for the three months ended September 30, 2020. The increase was primarily due to a reduction in cost of goods sold.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

Revenues. Our net revenues increased $111,123 or 17.83% to $734,340 for the nine months ended September 30, 2021 compared with $623,217 for the nine months ended September 30, 2020. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $40,689 or 8.18% to $538,397 for the nine months ended September 30, 2021 compared to $497,708 for the comparable period in 2020. The increase is due to the increase in sales.

Operating Expenses. For the nine months ended September 30, 2021, our total operating expenses increased $48,968 or 37.77% to $178,632 compared to $129,664 for the nine months ended September 30, 2020. The increase is primarily attributable to the Company’s increase professional fees and advertising.

Net Income. Our net income increased $17,831 to $13,676 for the nine months ended September 30, 2021 compared to a net loss of $4,155 for the nine months ended September 30, 2020. The increase was primarily due to an increase in sales.

SELLAVIR

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Revenues. Our net revenues were $-0- for the three months ended September 30, 2021 compared with $-0- for the three months ended September 30, 2020.

Operating Expenses. For the three months ended September 30, 2021, our total operating expenses were $45,2286 compared to $-0- for the three months ended September 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Net Loss. Our net loss was $46,920 for the three months ended September 30, 2021 compared to $-0-for the three months ended September 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

Revenues. Our net revenues were $180,000 for the nine months ended September 30, 2021 compared with $-0- for the nine months ended September 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Operating Expenses. For the nine months ended September 30, 2021, our total operating expenses were $80,177 compared to $-0- for the nine months ended September 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Net Income. Our net income was $51,496 for the nine months ended September 30, 2021 compared to $-0-for the nine months ended September 30, 2020. The increase was due to the acquisition of Sellavir in December 2020.

Liquidity and Capital Resources. During the three months ended September 30, 2021, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers and from consulting revenue from Sellavir.

Our total assets were $629,824 and $633,404 as of September 30, 2021 and December 31, 2020, respectively, consisting of $165,843 and $108,126, respectively, in cash. Our working capital was $379,981 and $314,209 as of September 30, 2021 and December 31, 2020, respectively.

We had $42,863 used in and $76,376 in cash provided by operating activities for the nine and nine months ended September 30, 2021 and 2020, respectively.

We had $100,580 and $-0- in cash provided by investing activities for net sale of marketable securities for the nine months ended September 30, 2021 and 2020, respectively.

We had no cash provided by financing activities for the nine months ended September 30, 2021 and 2020, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2021.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 3 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the

Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUARTA-RAD, INC.

November 22, 2021	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

