Form 10-K
period 2021-12-31
Quarta-Rad, Inc.
filed 2022-05-17
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 17, 2022, based upon the last sale price of the common stock of such date: $4,917,078.

The number of shares of the registrant’s common stock issued and outstanding as of May 17, 2022, was 15,659,483.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in 2021 to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2020 or 2021.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2021.

During December 2020, we acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares on common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to the present, we have continued to sell the products through the Internet to unrelated third parties. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We have reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability and $35,679 during 2021, A remainder of $22,498 is included in accounts payable and accrued expenses, as of December 31, 2021.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we began spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2021, 2020 and 2019, we spent approximately $-0-, $-0- and $72,000, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them.. In 2018, we also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period	High Bid	Low Bid
2021	First Quarter	0.51	0.51
	Second Quarter	1.75	0.31
	Third Quarter	2.00	0.35
	Fourth Quarter	0.55	0.30

Year	Period	High Bid	Low Bid
2020	February and March	1.95	0.48
	Second Quarter	0.48	0.48
	Third Quarter	3.10	0.48
	Fourth Quarter	3.20	0.51

Common Stock Currently Outstanding

As of May 17 , 2022, we have 15,659,483 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 39 stockholders of record of our common stock.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2021 and 2020 and our results of operations for the year ended December 31, 2021 and December 31, 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

In 2020, we generated $858,015 in sales and incurred a net profit of $75,456 In 2021, we generated $1,245,981 in sales, and incurred a net profit of $7,343. We anticipate that we will be able to increase our revenues. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2021, we had $260,200 in cash on hand in our corporate bank account and liabilities of $247,079, which consisted of $167,758 in related party payables and $79,321 in accounts payable and accrued expenses We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

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

During December 2011, Quarta-Rad we acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares on common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad has acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside the radiation measurement.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2021 is comprised of:

FOR YEAR ENDED DECEMBER 31, 2021

	Quarta Rad	Sellavir	Total
Sales	993,481	252,500	1,245,981
Cost of Good Sold	751,775	11,123	762,898
Gross Profit	241,706	241,377	483,083

Expenses:
General & administrative	35,217	3,314	38,531
Advertising	70,798	7,530	78,328
Professional and consulting fees	133,498	111,912	245,410
Operating expenses	239,513	122,756	362,269

Net income (loss) from operations	2,193	118,621	120,814

Interest and dividends	-	10	10
Unrealized loss on investments	-	(68,433)	(68,433)
Realized loss on investments	-	(39,636)	(39,636)
Interest expense		(75)	(75)
Income tax expense	(461)	(4,876)	(5,337)
Net Income	1,732	5,611	7,343

Revenues for the year ended December 31, 2021 were $1,245,981 comprised of 993,481 from Quarta-Rad and $252,500 from Sellavir.

Operating expenses for the year ended December 31, 2021 were $362,269, comprised of $239,513 from Quarta-Rad and $122,756 from Sellavir.

Income tax expense for the year ended December 31, 2021 was $5,337, comprised of $461 income tax expense from Quarta-Rad and $4,876 income tax expense from Sellavir.

Net Income for the year ended December 31, 2021 was $7,343, comprised of $1,732 from Quarta-Rad and $5,611 from Sellavir.

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

Inventories are stated at the lower of cost or market (net realizable value). We periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our inventory consists entirely of finished goods available for sale. We analyze our accounts receivable to determine if a reserve for non-collectible receivables is necessary. There is no allowance recorded at December 31, 2021 and 2020.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2021 and 2020, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Revenues. Our net revenues increased $387,966, or 45.22%, to $1,245,981 for the year ended December 31, 2021 compared with $858,105 for comparable period in 2020. The increase was due to an increase in the sale of our RD1503 model, and by full year revenue from Sellavir. We attribute the increase to an increase in demand.

Cost of Goods Sold. Our Cost of Goods Sold increased $117,758, or 18.25% to $762,898 for the year ended December 31, 2021 compared to $645,140 for the comparable period in 2020. The increase is due to the increase in sales.

Operating Expenses. For the year ended December 31, 2021, our total operating expenses increased $174,082 or 92.50%, to $362,269 compared to $188,187 for the comparable period in 2020. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, increased $39,354 or 50.78%, to $116,859 for the year ended December 31, 2021 from $77,505 for the comparable period in 2020. The increase is primarily attributable to a full year of Sellavir expenses.

●	Professional and consulting fees increased $134,728 or 121.73% for the year ended December 31, 2021 to $245,410 from $110,682 for the comparable period in 2020. The increase is primarily due to a full year of the utilization of consultants for Sellavir.

Net Income. Our net income decreased by $68,113 to $7,343 or 90.27% for the year ended December 31, 2021 compared to $75,456 for the year ended December 31, 2020. The decrease is primarily attributable to an income tax benefit recognized in 2020.

QUARTA-RAD

For the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Revenues Our net revenues increased $150,466, or 17.85%, to $993,481 for the year ended December 31, 2021 compared with $843,105 for comparable period in 2020. The increase was due to an increase in the sale of our RD1503 model. We attribute the increase to an increase in demand.

Operating Expenses. For the year ended December 31, 2021, our total operating expenses increased $57,012 or 31.24%, to $239,513 compared to $182,501 for the comparable period in 2020. The increase was attributable to an increase in professional fees and general and administrative expenses.

Net Income. Our net income decreased by $66,366 to $1,732 or 97.46% for the year ended December 31, 2021 compared to $68,098 for the year ended December 31, 2020. The decrease is primarily attributable to an income tax benefit recognized in 2020.

SELLAVIR

For the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Sellevir operations for 2020 consist of the period from December 16 .2020 to December 31, 2020.

Revenues Our net revenues increased $237,500, or 1,583.33%, to $252,500 for the year ended December 31, 2021 compared with $15,000 for comparable period in 2020. The increase was due to a full year of Sellavir operations.

Operating Expenses. For the year ended December 31, 2021, our total operating expenses increased $117,070 or 2,058.92%, to $122,756 compared to $5,686 for the comparable period in 2020. The increase was attributable to an increase in professional fees and general and administrative expenses for a full year of Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold increased $11,123 for the year ended December 31, 2021 compared to $-0- for the comparable period in 2020. The increase is due to direct project costs.

Net Income. Our net income decreased $1,747, or 23.00%to $5,611 for the year ended December 31, 2021 compared to $7,358 for the year ended December 31, 2020. The increase is primarily attributable to a full year of operations.

Liquidity and Capital Resources. During the year ended December 31, 2021, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $581,602 and $633,404 as of December 31, 2021 and December 31, 2020, respectively, consisting of $260,200 and $108,126, respectively, in cash. Our working capital surplus was $291,782 and $263,411 as of December 31, 2021 and December 31, 2020, respectively.

Our total liabilities were $247,079 and $315,225 as of December 31, 2021 and December 31, 2020, respectively.

Our stockholders’ equity was $334,523 and $318,179 as of December 31, 2021 and 2020, respectively and our accumulated deficit was $13,771 and $21,114 as of December 31, 2021 and 2020, respectively.

We had $54,400 and $36,499 in cash provided by operating activities for the year ended December 31, 2021 and 2020, respectively.

We had $97,674 and $29,665 in cash provided by investing activities for year ended December 31, 2021 and 2020, respectively.

We had no cash provided by financing activities for the year ended December 31, 2021 and 2020, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has established a source of revenues to cover its operating costs it incurred a small profit in 2021 and cannot support a salary for its CEO, which causes substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to implement its business plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit. The Company has deferred tax assets of $39,571.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2021 and 2020, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quarta-Rad, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the financial statements that was communicated, or required to be communicated, to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Note 8 to the financial statements, the Company generated revenues from a related-party. Our auditing of the recognition of revenue was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs. To evaluate the related party’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and reviewing the final work product provided to the related entity by the Company.

/s/ dbbmckennon

We have served as the Company’s auditor since 2022.

San Diego, California

May 17, 2022

PCAOB ID: 3501

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the "Company") as of December 31, 2020 and the related consolidated statements of operations, stockholders’ equity/deficit and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2021

Irvine, CA

April 15, 2021

PCAOB ID: 324

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$260,200	$108,126
Accounts receivable	65,064	48,490
Marketable securities, trading	126,810	-
Inventory	86,787	89,497
Due from officer	-	332,553
Total Current Assets	538,861	578,666

Fixed Assets, Net	3,170	3,970

Other Assets - Deferred tax asset	39,571	50,768

TOTAL ASSETS	$581,602	$633,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$79,321	$77,241
Income taxes payable	-	70,660
Related party payable	167,758	167,324
Total Liabilities	247,079	315,225

Commitments and Contingencies	-	-

Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,659,483 were issued and outstanding on December 31, 2021 and December 31, 2020, respectively	1,568	1,566
Additional paid-in capital	346,726	337,727
Accumulated deficit	(13,771)	(21,114)
Total Stockholders’ Equity	334,523	318,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,602	$633,404

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the year ended December 31, 2020

Sales -Quarta Rad, Inc., net	$993,481	$843,015
Sales - Sellavir, Inc., net - related party	252,500	15,000

Total sales, net	1,245,981	858,015

Costs of goods sold – Sellavir, Inc.	11,123	-
Cost of goods sold - Quarta Rad, Inc.	751,775	645,140

Gross profit	483,083	212,875

Expenses:
General and administrative	38,531	14,383
Advertising	78,328	63,122
Professional and consulting fees	245,410	110,682
Operating expenses	362,269	188,187

Net income from operations	120,814	24,688

Other income - interest and dividends	10	-
Other income - unrealized loss on investments	(68,433)	-
Other income - realized loss on investments	(39,636)	-
Other expense - interest	(75)	-

Net income before provision for income taxes	12,680	24,688

Income tax expense/(benefit)	5,337	(50,768)

Net income	$7,343	$75,456

Income per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	15,661,956	15,339,849

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	15,326,150	$1,533	$65,197	$(96,570)	$(29,840)
Common stock issued for common control acquisition of Sellavir at carry-over basis	333,333	33	272,530	-	272,563
Net income	-	-	-	75,456	75,456
Balance, December 31, 2020	15,659,483	$1,566	$337,727	$(21,114)	$318,179
Common stock issued for services	15,000	2	8,999	-	9,001
Net income	-	-	-	7,343	7,343
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the year ended December 31, 2020

OPERATING ACTIVITIES:
Net income	$7,343	$75,456

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	800	35
Stock issued for services	9,001
Net realized loss on investments	39,636
Net unrealized loss on investments	68,433	-
Income tax expense/(benefit)	5,337	(50,768)
Changes in operating assets and liabilities:
Accounts receivable	(16,574)	79,028
Inventory	2,710	(14,040)
Accounts payable and accrued expenses	(62,720)	(57,228)
Deferred revenue	-	(15,000)
Related party payable	434	19,016
Net cashed provided by operating activities	54,400	36,499

INVESTING ACTIVITIES:
Sale of marketable securities, trading	526,961	-
Purchase of marketable securities, trading	(429,287)	-
Cash from acquisition	-	29,665
Net cash provided by Investing Activities	97,674	29,665

Net change in cash	152,074	66,164
Cash, beginning of period	108,126	41,962
Cash, end of period	$260,200	$108,126

Non-cash Investing and Financing Transactions:
Common stock issued for the common control acquisition of Sellavir at carry-over basis	$-	$272,563
Repayment of officer advance by transfer or marketable securities at fair value	$332,553	$-

Supplemental cash flow information:

Cash paid for interest	$75	$-

Cash paid for income taxes	$65,000	$-

QUARTA-RAD, INC.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2021.

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

Principles of Consolidation

The consolidated financial statements include the accounts Quarta-Rad, Inc. and its wholly-owned subsidiaries Quarta-Rad USA, Inc. and Sellavir, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Sellavir operation are included for the full year in 2021 and for the post-acquisition period in 2020 of December 15, 2020 through December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s balance may exceed that limit from time to time throughout the year

Use of Estimates and Assumptions

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

Significant estimates made by management include, among others, provisions for the valuation of accounts receivable, accrual of European VAT reserve, the recoverability of deferred tax assets, and the recoverability of inventory. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Advertising

The Company expenses advertising costs, primarily consisting of Amazon and other online marketing including search optimization, and placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2021 and 2020 amounted to $78,328 and $63,122, respectively.

Accounts Receivable

Accounts Receivable amounts from sales to various suppliers and online platforms. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2021 and December 31, 2020, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two suppliers accounted for 93% of accounts receivable at December 31, 2021 and three suppliers accounted for 92% of accounts receivable at December 31, 2020.

Quarta Rad purchased 100% of its inventory through one vendor during 2021 and 2020.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale. The Company maintains an inventory reserve for damaged and obsolete inventory. The balance of the reserve was $6,000 and $-0- at December 31, 2021 and 2020 respectively.

Equity Investments

Effective January 1, 2018, with the adoption of ASU 2016-01, the Company’s accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Unrealized Gain/Loss on Investments.” For equity investments without readily determinable fair values, the Company has elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. On a quarterly basis, the Company reviews their equity investments without readily determinable fair values for impairment and consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in “Income – other.”

Realized gains or losses resulting from the sale of equity investments are calculated using the specific identification method and are included in “Realized gain(loss) on investments.”

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

.

As of December 31, 2021, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2018 through 2021 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive instruments at December 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2021 and 2020.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at December 31, 2020 about the Company’s financial assets measured at fair value on a recurring basis

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Common stock	$126,810	$-	$-	$126,810

Total assets at fair value	$126,810	$-	$-	$126,810

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed Stockholders’ Equity or Net Income. The value of common stock was reduced by $300 and additional paid-in capital increased by $300 at December 31, 2020.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2021 and December 31, 2020, respectively.

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

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory has been adversely impacted.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact.

The Company continuing to expand its AI business and are in the process of transforming our company from an import heavy entity to AI services revenue becoming the majority of total sales. The Company is focusing its unique footprint in the Japanese market to continue to expand Sellavir products and services.

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

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales during 2021 and early 2021.

NOTE 3–DUE FROM OFFICER

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the Sellavir acquisition discussed in Note 7. The full amount was paid to the Company in March 2021 by a transfer of marketable securities.

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2021 & 2020 consisted of:

	2021	2020
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(835)	(35)
Net Property & Equipment	$3,170	$3,970

The Company recognized $800 and $35 in depreciation expense for the years ended December 31, 2021 and 2020 respectively.

NOTE 5–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2021 and 2020 are summarized below:

	2021	2020
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	2,663	5,184
State	-	-
Adjustment for prior periods	2,674
Change in valuation allowance	-	(55,952)
Total deferred	5,337	(50,768)
Income tax provision (benefit)	$5,337	$(50,768)

At December 31, 2021, the Company had federal net operating loss carry forwards of approximately $210,000 which may be offset against future taxable income through 2038.

At December 31, 2021 and 2020, deferred tax assets (liabilities) consist of the following:

	2021	2020

Net operating loss carry-forwards	$23,940	$50,768
Inventory reserve	1,260
Unrealized loss on investments	14,371	-
Total deferred tax assets	39,571	50,768
Less: valuation allowance	-	-

Net deferred tax assets	$39,571	$50,768

During the year ended December 31, 2021, there was an increase in tax expense of $2,674 due to an adjustment to the prior year allowance and projected taxes.

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

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2021 and 2020 to the effective tax rate is as follows:

	2021	2020
Expected federal tax	21.00%	21.00%
Adjustment for prior periods	22.00%
Valuation allowance		(227.00)%

Total	43%	(206)%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2021 and 2020. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2021 and 2020. Since the Company incurred net operating losses in every tax year since inception, all of its income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

During 2021, the Company issued 15,000 shares valued at $9,001 to an unrelated party in connection with advertising services, which was the fair market value on the date of the contract.

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

The balance sheet of Sellavir on date of acquisition consisted of:

Assets:
Cash	$29,665
Due from Officer	332,553
Fixed Assets, net	4,005
Total Assets	$366,223

Liabilities & Equity:
Accrued Expenses	$78,660
Deferred Revenue	15,000
Net Equity	$272,563

Pro-forma Statement of Operations including full year Sellavir (Unaudited)

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

NOTE 8–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $662,960 and $584,550 for 2021 and 2020, respectively. The Company owes the Russian affiliate $124,029 and $126,390 at December 31, 2021 and 2020 respectively, and such amount is included in related party payables in the accompanying balance sheet at December 31, 2021 and 2020. The related payable balance is related to a research and development contract entered into by the parties noted below and inventory purchases.

During July 2017 the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of December 31, 2021 is $111,850.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of December 31, 2021, the Company has accrued $24,000 for this compensation, and, as of December 31, 2021 and 2020, is due $43,729 and $40,935, respectively, for expenses paid on behalf of the Company.

Sellavir had advanced its Officer and sole Shareholder $332,553 during 2019 and 2020 and was included in the December 2020 Sellavir acquisition as discussed in Note 3.

During the period December 16, 2020 to December 31, 2020, the Company, through Sellavir, Inc. recognized $15,000 in services to a client with common ownership. During 2021, the Company recognized $252,500 in services to a client with common ownership.

NOTE 9–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the years ended December 31, 2021 and 2020 is as follows:

For the year ended December 31, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$993,481	252,500	$1,245,981
Income from operations	2,194	118,620	120,814
Net income	$1,733	5,610	$7,343

For the year ended December 31, 2020
	Quarta-Rad	Sellavir	Consolidated
Revenues	$843,015	$15,000	$858,015
Income/(loss) from operations	15,374	9,314	24,688
Net income/(loss)	$68,098	$7,538	$75,456

Total Assets	As of December 31, 2021	As of December 31, 2020
Quarta-Rad	306,842	267,216
Sellavir	274,760	366,188
Total Assets	581,602	633,404

NOTE 10– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of December 31, 2021, the outcome of these examinations is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 towards the estimated liability, A remainder of $58,177 is included in accounts payable and accrued expenses, as of December 31, 2021. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 11–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2021 through May 17, 2022. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2021 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2021 and 2020.

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

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2021:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	47	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	43	President and Director

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on March 31, 2021. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2021 and 2020, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
position	Year	($)	($)	($)	($)	($)	($)	($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1 Victor Shvetsky CEO, CFO and Director
	2021	$24,000	-	-	-	-	-	-	$24,000
	2020	-	-	-	-	-	-	-	-

2 Alexey Golovanov, President

	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2021 and 2020.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2021, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2021, we had 15,659,483 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Victor Shvetsky	12,268,103	78.27%
Common Stock	Alexey Golovanov	3,000,000	19.14%
	All Officers and Directors as a Group (2 persons)	15,268,103	97.41%

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2021 and 2020, we purchased $662,960 and $584,550, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2021 and 2020, we owed Quarta-Rad Russia $138,570 and $126,390 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2021 and 2020 primarily relates to the development contract.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2021 and 2020:

	2021	2020

Audit Fees	$40,000	$40,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$40,000	$40,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2021 and 2020, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

For the 2021 audit, our Director has considered the nature and amount of fees billed or expected to be billed by DBB McKennon, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DBB’s independence.

For the 2020 audit, our Director has considered the nature and amount of fees billed or expected to be billed by Macias, Gini & O’Donnell, LLP, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining MGO’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation
3.1a*	Certificate of Amendment to Certificate of Incorporation
3.1b*	Certificate of Amendment to Certificate of Incorporation
3.1c*	Certificate of Correction to Certificate of Amendment of Certificate of Incorporation
3.2*	Bylaws
14.1*	Code of Ethics
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUARTA-RAD, INC.

Dated: May 17, 2022	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2022	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

Dated: May 17, 2022	/s/ Alexey Golovanov
Alexey Golovanov President and Director

