Form 10-Q
period 2022-03-31
Quarta-Rad, Inc.
filed 2022-06-21
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 21, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$372,386	$260,200
Accounts receivable	16,296	65,064
Marketable securities, trading	128,600	126,810
Inventory	58,739	86,787
Due from officer	-	-
Total Current Assets	576,021	538,861

Fixed Assets, Net	2,970	3,170

Other Assets - Deferred tax asset	33,015	39,571

TOTAL ASSETS	$612,006	$581,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$80,295	$79,321
Miscellaneous liability	44,030	-
Related party payable	127,742	167,758
Total Liabilities	252,067	247,079

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,659,483 were issued and outstanding on December 31, 2021 and December 31, 2020, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(Accumulated deficit)	11,645	(13,771)
Total Stockholders’ Equity	359,939	334,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$612,006	$581,602

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Sales -Quarta Rad, Inc., net	$318,379	$244,679
Sales - Sellavir, Inc., net - related party	64,000	90,000

Total sales, net	382,379	334,679

Cost of goods sold - Sellavir Inc.	17,967	-
Cost of goods sold - Quarta Rad, Inc.	201,955	190,328

Gross profit	162,457	144,351

Expenses:
General & administrative	14,056	5,028
Advertising	11,200	16,060
Professional and consulting fees	31,226	60,346
Operating expenses	56,482	81,434

Net income from operations	105,975	62,917
Other income - interest and dividends	3	-
Other income - unrealized loss on investments	(48,967)	3,474
Other income - realized loss on investments	(24,839)	-
Net income before provision for income taxes	32,172	66,391

Income tax expense	6,756	13,942

Net income	$25,416	$52,449

Income per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	15,661,956	15,659,483

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

Three Months Ended March 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net income	-	$-	$-	$25,416	$25,416
Balance, March 31, 2022	15,674,483	$1,568	$346,726	$11,645	$359,939

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179
Net income	-	-	-	52,449	52,449
Balance, March 31, 2021	15,659,483	$1,866	$337,427	$31,335	$370,628

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

OPERATING ACTIVITIES:
Net income	$25,416	$52,449

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	200	200
Stock issued for services	-
Net realized loss on investments	24,839
Net unrealized (gain)/ loss on investments	48,967	(3,474)
Income tax expense/(benefit)	6,756	13,942
Changes in operating assets and liabilities:
Accounts receivable	48,768	(27,116)
Inventory	28,048	3,456
Accounts payable and accrued expenses	774	27,290
Miscellaneous liabilities	44,030	-
Related party payable	(40,016)	23,559
Net cashed provided by (used in) operating activities	187,782	90,306

INVESTING ACTIVITIES:
Sale of marketable securities, trading	97,253	-
Purchase of marketable securities, trading	(172,849)	(85,010)
Cash from acquisition	-	-
Net cash used in Investing Activities	(75,596)	(85,010)

Net change in cash	112,186	5,296
Cash, beginning of period	260,200	108,126
Cash, end of period	$372,386	$113,422

Non-cash Investing and Financing Transactions:
Repayment of officer advance by transfer or marketable securities at fair value	$-	$332,533

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of March 31, 2022, and the statements of operations and changes in stockholders’ equity/deficit for the three months and ended March 31, 2022 and 2021, and the cash flows for three months ended March 31, 2022 and 2021 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of March 31, 2022, the results of operations and cash flows for the periods ended March 31, 2022 and 2021.

The condensed and consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2022 and 2021, amounted to $11,200 and $16,060, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two suppliers accounted for 72% of accounts receivable at March 31, 2022 and two suppliers accounted for 93% of accounts receivable at December 31, 2021.

Quarta Rad purchased 100% of its inventory through one vendor for the three months ended March 31, 2022 and 2021.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended March 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2022 and December 31, 2020. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at March 31, 2022 about the Company’s financial assets measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$128,600	$-	$-	$128,600

Total assets at fair value	$128,600	$-	$-	$128,600

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2022 and December 31, 2021, respectively.

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

The uncertainty as to the future impact on the Company of the recent COVID-19 outbreak has been considered as part of the Company’s adoption of the going concern basis. Thus far, we have not observed a material impact on our sales during 2021 and early 2022.

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2022 and December 31, 2021 consisted of:

	March 31,	December 31,
	2022	2021
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(1,035)	(835)
Net Property & Equipment	$2,970	$3,170

The Company recognized $200 and $200 in depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $151,385 and $156,975 for the three months ended March 31, 2022 and 2021, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of March 31, 2022 and December 31, 2021 is $111,850.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of March 31, 2022, the Company has accrued $32,000 for this compensation. The Company expensed $8,000 and $-0- for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022 and December 31, 2021, is due $28,683 and $ 43,729, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables. The shareholder paid for $14,954 and $6,559 in expenses during the three months ended March 31, 2022, and 2021 respectively.

Sellavir had $64,000 and $90,000 of revenue for the three months ended March 31, 2022 and 2021, respectively from a related entity wholly owned by the majority shareholder of the Company.

NOTE 6–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three months ended March 2022 and 2021 is as follows:

For the three months ended March 31, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$318,379	64,000	$382,379
Income from operations	60,927	45,048	105,975
Net income/(loss)	$48,132	(22,716)	$25,416

For the three months ended March 31, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$244,679	$90,000	$334,679
Income/(loss) from operations	(4,950)	67,867	62,917
Net income/(loss)	$(3,910)	$56,359	$52,449

Total Assets	As of March 31, 2022	As of December 31, 2021
Quarta-Rad	$376,133	$306,842
Sellavir	235,873	274,760
Total Assets	$612,006	$581,602

NOTE 7– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of March 31, 2022, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020 and $35,680 during 2021 towards the estimated liability, a remainder of $22,498 is included in accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2022 through June 21, 2022. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and three months ended March 31, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2022.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, and $35,679 in April 2021 . A remainder of $22,498 is included in accounts payable and accrued expenses as of March 31, 2022.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2022 and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2022 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$318,379	$64,000	$382,379
Cost of Good Sold	201,955	17,967	219,922
Gross Profit	116,424	46,033	162,457

Expenses:
General & administrative	13,069	987	14,056
Advertising	11,200	-	11,200
Professional and consulting fees	31,226	-	31,226
Operating expenses	55,495	987	56,482

Net income (loss) from operations	60,929	45,046	105,975

Interest and dividends	-	3	3
Unrealized gain/(loss) on investments	-	(48,967)	(48,967)
Realized gain/(loss) on investments	-	(24,839)	(24,839)
Interest expense		-	-
Income tax benefit/(expense)	(12,795)	6,039	(6,756)

Net income/(loss)	$48,134	$(22,718)	$25,416

Consolidated Totals:

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Revenues. Our net revenues increased $47,700, or 14.25% to $382,379 for the three months ended March 31, 2022 compared with $344,679 for the three months ended March 31, 2021. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $29,594 or 15.55% to $219,922 for the three months ended March 31, 2022 compared to $190,328 for the comparable period in 2021. The increase was a direct result of the increase in sales.

Operating Expenses. For the three months ended March 31, 2022, our total operating expenses decreased $24,952 or 30.64% to $56,482 compared to $81,434 for the three months ended March 31, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income decreased $27,033 or 51.54% to $25,416 for the three months ended March 31, 2022 compared to net income of $52,449 for the three months ended March 31, 2021. The decrease was primarily due to realized and unrealized losses on investments.

QUARTA-RAD

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Revenues. Our net revenues increased $73,700, or 30.12% to $318,379 for the three months ended March 31, 2022 compared with $244,679 for the three months ended March 31, 2021. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $11,627 or 6.11% to $201,955 for the three months ended March 31, 2022 compared to $190,328 for the comparable period in 2021. The increase was a direct result of the increase in sales.

Operating Expenses. For the three months ended March 31, 2022, our total operating expenses decreased $3,084 or 6.41% to $55,497 compared to $59,301for the three months ended March 31, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income increased $52,042 to $48,132 for the three months ended March 31, 2022 compared to a net loss of $3,910 for the three months ended March 31, 2021. The increase was primarily due to an increase in sales and reduction of expenses.

SELLAVIR

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Revenues. Our net revenues decreased $26,000 or 28.89% to $64,000 for the three months ended March 31, 2022 compared with $90,000 for the three months ended March 31, 2021. The decrease was primarily attributable to the timing of billed services

Operating Expenses. For the three months ended March 31, 2022, our total operating expenses decreased $21,148 or 95.55% to. $985 compared to $22,133 for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in professional fees.

Net Loss. Our net loss increased $79,075 to ($22,716) for the three months ended March 31, 2022 compared to net income of $56,359 for the three months ended March 31, 2021. The increase was primarily attributable to realized and unrealized losses on investments.

Liquidity and Capital Resources. During the three months ended March 31, 2022, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers and from consulting revenue from Sellavir.

Our total assets were $612,006 and $581,602 as of March 31, 2022 and December 31, 2021, respectively, consisting of $372,386 and $260,200, respectively, in cash. Our working capital was $323,954 and $291,762 as of March 31, 2022 and December 31, 2021, respectively.

We had $187,782 and $90,306 in cash provided by operating activities for the three months ended March 31, 2022 and 2021, respectively.

We had $75,596 and $85,010 in cash used in investing activities for net sale of marketable securities for the three months ended March 31, 2022 and 2021, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2022 and 2021, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2022.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2022 assessment of the effectiveness of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUARTA-RAD, INC.

June 21, 2022	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

