Form 10-Q
period 2022-06-30
Quarta-Rad, Inc.
filed 2022-09-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 14, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$196,607	$260,200
Accounts receivable	14,248	65,064
Marketable securities, trading	145,787	126,810
Inventory	197,052	86,787

Total Current Assets	553,694	538,861

Fixed Assets, Net	2,770	3,170

Other Assets - Deferred tax asset	50,355	39,571

TOTAL ASSETS	$606,819	$581,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$90,216	$79,321
Related party payable	221,897	167,758
Total Liabilities	312,113	247,079

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,659,483 were issued and outstanding on June 30, 2022 and December 31, 2021, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Accumulated deficit	(53,588)	(13,771)
Total Stockholders’ Equity	294,706	334,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,819	$581,602

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Sales -Quarta Rad, Inc., net	$214,177	$271,173	$532,556	$515,852
Sales - Sellavir, Inc., net - related party	30,000	90,000	94,000	180,000

Total sales, net	244,177	361,173	626,556	695,852

Cost of goods sold - Quarta Rad, Inc..	163,605	-	365,560	-
Cost of goods sold - Sellavir, Inc.	26,691	195,155	44,658	385,483

Gross profit	53,881	166,018	216,338	310,369

Expenses:
General & administrative	13,128	13,341	27,184	18,369
Advertising	8,453	20,425	19,653	36,485
Professional and consulting fees	48,060	75,954	79,286	136,300
Operating expenses	69,641	109,720	126,123	191,154

Net income/(loss) from operations	(15,760)	56,298	90,215	119,215
Other income - interest and dividends	2	2	5	2
Other income - unrealized gain/( loss) on investments	(78,003)	33,317	(126,970)	36,791
Other income - realized loss on investments	11,188	(37,621)	(13,651)	(37,621)
Net income before provision for income taxes	(82,573)	51,996	(50,401)	118,387

Income tax expense/(benefit)	(17,340)	10,919	(10,584)	24,861

Net income/(loss)	$(65,233)	$41,077	$(39,817)	$93,526

Income per share - basic and diluted	$-	$-	$-	$0.01

Weighted average shares - basic and diluted	15,661,956	15,659,483	15,661,956	15,659,483

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net loss	-	-	-	$(39,817)	$(39,817)
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2022

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, March 31, 2022	15,674,483	$1,568	$346,726	$11,645	$359,939
Net loss	-	-	-	(65,233)	(65,233)
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	15,659,483	$1,866	$337,427	$(21,114)	$318,179
Net income	-	-	-	93,526	93,526
Balance, June 30, 2021	15,659,483	$1,866	$337,427	$72,412	$411,705

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2021	15,659,483	$1,866	$337,427	$31,335	$370,628
Net income	-	-	-	41,077	41,077
Balance, June 30, 2021	15,659,483	$1,866	$337,427	$72,412	$411,705

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

OPERATING ACTIVITIES:
Net income/(loss)	$(39,817)	$93,526

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	400
Stock issued for services	-
Net realized loss on investments	13,651	37,621
Net unrealized (gain)/ loss on investments	126,970	(36,791)
Income tax expense/(benefit)	(10,584)	24,861
Changes in operating assets and liabilities:
Accounts receivable	50,816	(37,488)
Inventory	(110,265)	11,846
Accounts payable and accrued expenses	10,695	(76,909)
Miscellaneous liabilities	-	(3,552)
Related party payable	54,139	-
Net cashed provided by operating activities	96,005	13,514

INVESTING ACTIVITIES:
Sale of marketable securities, trading	103,051	334,146
Purchase of marketable securities, trading	(262,649)	(83,332)
Net cash provided by (used in) Investing Activities	(159,598)	250,814

Net change in cash	(63,593)	264,328
Cash, beginning of period	260,200	108,126
Cash, end of period	$196,607	$372,454

Non-cash Investing and Financing Transactions:
Repayment of officer advance by transfer or marketable securities at fair value	$-	$332,533

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$65,000

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of June 30, 2022, and the statements of operations and changes in stockholders’ equity/deficit for the three months and six months ended June 30, 2022 and 2021, and the cash flows for six months ended June 30, 2022 and 2021 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of June 30, 2022, the results of operations and cash flows for the periods ended June 30, 2022, and 2021.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months and six months ended June 30, 2022, and 2021, amounted to $8,453, $19,653, $20,425 and $36,485, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Three suppliers accounted for 96% of accounts receivable at June 30, 2022 and two suppliers accounted for 93% of accounts receivable at December 31, 2021.

Quarta Rad purchased 100% of its inventory through one vendor, a related party, for the six months ended June 30, 2022, and 2021. Loss of this vendor would materially impact the Company’s ability to purchase inventory.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at during the periods ended June 30, 2022, and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2022 and December 31, 2020. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at June 30, 2022 and December 31, 2021 about the Company’s financial assets measured at fair value on a recurring basis.

Values on June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$145,787	$-	$-	$145,787

Total assets at fair value, June 30, 2022	$145,787	$-	$-	$145,787

Values on December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$126,810	$-	$-	$126,810

Total assets at fair value, December 31, 2021	$126,810	$-	$-	$126,810

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2022 and December 31, 2021, respectively.

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

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory was impacted. The Company has been able to resume purchasing inventory and fulfill incoming orders.

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

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2022 and December 31, 2021 consisted of:

	June 30,	December 31,
	2022	2021
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(1,235)	(835)
Net Property & Equipment	$2,770	$3,170

The Company recognized $200, $400, $200, and $400 in depreciation expense in each period for the three months and six months ended June 30, 2022 and 2021, respectively.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $383,762 and $324,590 for the six months ended June 30, 2022 and 2021, respectively. The amount due in connection with inventory as of June 30, 2022 and December 2021 is $96,272 and $12,180, respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of June 30, 2022 and December 31, 2021 is $91,850 and $111,850, respectively.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of June 30, 2022, the Company has accrued $40,000 for this compensation. The Company expensed $8,000 and $-0- for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022 and December 31, 2021, is due $29,677 and $43,729, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables. The shareholder paid for $95,948 and $58,468 in expenses during the six months ended June 30, 2022, and 2021 respectively.

Sellavir had $30,000. $94,000, $90,000 and $180,000 of revenue for the three months and six months ended June 30, 2022, and 2021, respectively, from a related entity wholly owned by the majority shareholder of the Company.

NOTE 6–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three months and six months ended June 2022 and 2021 is as follows:

For the six months ended June 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$532,556	94,000	$626,556
Income from operations	43,933	46,282	90,215
Net income/(loss)	$34,705	(74,522)	$(39,817)

For the three months ended June 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$214,177	30,000	$244,177
Income from operations	(16,994)	1,234	(15,760)
Net income/(loss)	$(13,427)	(51,806)	$(65,233)

For the six months ended June 30, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$515,852	$180,000	$695,852
Income/(loss) from operations	(6,190)	125,405	119,215
Net income/(loss)	$(4,890)	$98,416	$93,526

For the three months ended June 30, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$271,173	$90,000	$361,173
Income/(loss) from operations	(1,240)	57,538	56,298
Net income/(loss)	$(980)	$42,057	$41,077

Total Assets	As of June 30, 2022	As of December 31, 2021
Quarta-Rad	$403,335	$306,842
Sellavir	203,484	274,760
Total Assets	$606,819	$581,602

NOTE 7– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of June 30, 2022, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2022 through September 14, 2022. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and three months ended June 30, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2022.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, $35,679 in April 2021, and $3,783 in April 2022. A remainder of $18,715 is included in accounts payable and accrued expenses as of June 30, 2022.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2022, and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2022 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$532,556	$94,000	$626,566
Cost of Good Sold	365,560	44,658	410,218
Gross Profit	166,996	49,342	216,338

Expenses:
General & administrative	25,124	2,060	27,184
Advertising	19,653	-	19,653
Professional and consulting fees	78,286	1,000	79,286
Operating expenses	123,063	3,060	126,123

Net income (loss) from operations	43,933	46,282	90,215

Interest and dividends	-	5	5
Unrealized gain/(loss) on investments	-	(126,970)	(126,970)
Realized gain/(loss) on investments	-	(13,651)	(13,651)
Interest expense		-	-
Income tax (expense)/benefit	(9,226)	19,810	10,584

Net income/(loss)	$34,707	$(74,524)	$(39,817)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended June 30, 2022, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$214,177	$30,000	$244,177
Cost of Good Sold	163,605	26,691	190,296
Gross Profit	50,572	3,309	53,881

Expenses:
General & administrative	12,055	1,073	13,128
Advertising	8,453	-	8,453
Professional and consulting fees	47,060	1,000	48,060
Operating expenses	67,568	2,073	69,641

Net income (loss) from operations	(16,996)	1,236	(15,760)

Interest and dividends	-	2	2
Unrealized gain/(loss) on investments	-	(78,003)	(78,003)
Realized gain/(loss) on investments	-	11,188	11,188
Interest expense	-	-	-
Income tax benefit	3,569	13,771	17,340

Net income/(loss)	$(13,427)	$(51,806)	$(65,233)

Consolidated Totals:

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Revenues. Our net revenues decreased $116,996, or 32.39% to $244,177 for the three months ended June 30, 2022 compared with $361,173 for the three months ended June 30, 2021. The decrease was due to a decrease in Sellavir revenue due to timing of project billing and decrease in Quarta Rad revenue due to a temporary delay in the ability to purchase inventory.

Cost of Goods Sold. Our Cost of Goods Sold decreased $4,859 or 2.49% or to $190,296 for the three months ended June 30, 2022 compared to $195,155 for the comparable period in 2021. The decrease was a result of a decrease in sales.

Operating Expenses. For the three months ended June 30, 2022, our total operating expenses decreased $40,079 or 36,53% to $69,641 compared to $109,720 for the three months ended June 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income decreased $106,310 to a net loss of ($65,233) for the three months ended June 30, 2022 compared to net income of $41,077 for the three months ended June 30, 2021. The decrease was primarily due to unrealized losses on investments.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

Revenues. Our net revenues decreased $69,296, or 9.96% to $626,566 for the six months ended June 30, 2022, compared with $695,852 for the six months ended June 30, 2021. The decrease was due to a decrease in Sellavir revenue due to timing of project billing.

Cost of Goods Sold. Our Cost of Goods Sold increased $24,735 or 6.40% to $410,218 for the six months ended June 30, 2022 compared to $385,483 for the comparable period in 2021. The increase was a result in classification of Sellavir direct costs.

Operating Expenses. For the six months ended June 30, 2022, our total operating expenses decreased $65,031 or 34.02% to $126,123 compared to $191,154 for the six months ended June 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income decreased $133,343 to a net loss of ($39,817) for the six months ended June 30, 2022 compared to net income of $93,526 for the six months ended June 30, 2021. The decrease was primarily due to realized and unrealized losses on investments.

QUARTA-RAD

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Revenues. Our net revenues decreased $56,996, or 21.02% to $214,177 for the three months ended June 30, 2022 compared with $271,173 for the three months ended June 30, 2021. Quarta Rad revenue due to a temporary delay in the ability to purchase inventory.

Cost of Goods Sold.

Our Cost of Goods Sold decreased $31,550 or 16.17% to $163,605 for the three months ended June 30, 2022 compared to $195,155 for the comparable period in 2021. The decrease was a result of the decrease in recognized sales.

Operating Expenses. For the three months ended June 30, 2022, our total operating expenses decreased $9,690 or 12.54% to $67,568 compared to $77,2581for the three months ended June 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net loss increased $12,447 to a net loss of ($13,427) for the three months ended June 30, 2022 compared to a net loss of ($980) for the three months ended June 30, 2021. The increase was primarily related to decrease in sales.

Six months ended June 30, 2022 compared with the three months ended June 30, 2021

Revenues. Our net revenues increased $16,704, or 3.24% to $532,556 for the six months ended June 30, 2022, compared with $515,852 for the six months ended June 30, 2021. The increase was due to an increase in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $19,923 or 5.17% to $365,560 for the six months ended June 30, 2022, compared to $385,483 for the comparable period in 2021. The decrease was a result of shipping costs.

Operating Expenses. For the six months ended June 30, 2022, our total operating expenses decreased $13,494 or 9.88% to $123,065 compared to $136,559 for the six months ended June 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income increased $39,595 to $34,705 for the six months ended June 30, 2022, compared to a net loss of ($4,890) for the six months ended June 30, 2021. The increase was primarily due to an increase in sales and reduction of expenses.

SELLAVIR

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Revenues. Our net revenues decreased $60,000 or 66,67% to $30,000 for the three months ended June 30, 2022 compared with $90,000 for the three months ended June 30, 2021. The decrease was primarily attributable to the timing of billed services

Operating Expenses. For the three months ended June 30, 2022, our total operating expenses decreased $30,389 or 93,61% to. $2,073 compared to $32,462 for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease and classification of professional fees.

Net Loss. Our net loss increased $93,863 to ($51,806) for the three months ended June 30, 2022 compared to net income of $42,057 for the three months ended June 30, 2021. The increase was primarily attributable to realized and unrealized losses on investments.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

Revenues. Our net revenues decreased $86,000 or 47.78% to $94,000 for the six months ended June 30, 2022, compared with $90,000 for the six months ended June 30, 2021. The decrease was primarily attributable to the timing of billed services

Operating Expenses. For the six months ended June 30, 2022, our total operating expenses decreased $21,148 or 95.55% to. $985 compared to $22,133 for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in professional fees.

Net Loss. Our net loss increased $172,938 to ($74,552) for the six months ended June 30, 2022, compared to net income of $98,416 for the six months ended June 30, 2021. The increase was primarily attributable to realized and unrealized losses on investments.

Liquidity and Capital Resources. During the six months ended June 30, 2022, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third party resellers and from consulting revenue from Sellavir.

Our total assets were $606,809 and $581,602 as of June 30, 2022 and December 31, 2021, respectively, consisting of $196,607and $260,200, respectively, in cash. Our working capital was $294,706 and $334,523 as of June 30, 2022 and December 31, 2021, respectively.

We had $96,005and $13,534 in cash provided by operating activities for the six months ended June 30, 2022 and 2021, respectively.

We had $159,598 in cash used and $250,814 in cash provided by investing activities for net sale of marketable securities for the six months ended June 30, 2022 and 2021, respectively.

We had no cash provided by financing activities for the six months ended June 30, 2022 and 2021, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2022.

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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the

Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

September 14, 2022	/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

