Form 10-Q
period 2022-09-30
Quarta-Rad, Inc.
filed 2022-11-21
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 21, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$246,569	$260,200
Accounts receivable	40,906	65,064
Marketable securities, trading	182,987	126,810
Inventory	217,040	86,787
Total Current Assets	687,502	538,861

Fixed Assets, Net	2,570	3,170

Other Assets - Deferred tax asset	62,234	39,571

TOTAL ASSETS	$752,306	$581,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$90,964	$79,321
Deferred revenue – related party	220,000	-
Related party payable	191,325	167,758
Total Liabilities	502,289	247,079

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on September 30, 2022 and December 31, 2021, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Accumulated deficit	(98,277)	(13,771)
Total Stockholders’ Equity	250,017	334,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$752,306	$581,602

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Sales -Quarta Rad, Inc., net	$160,757	$218,488	$693,313	$734,340
Sales - Sellavir, Inc., net - related party	-	-	94,000	180,000

Total sales, net	160,757	218,488	787,313	914,340

Cost of goods sold - Quarta-Rad, Inc.	133,957	152,914	499,517	538,397
Cost of goods sold - Sellavir Inc.	16,500	-	61,158	-

Gross profit	10,300	65,574	226,638	375,943

Expenses:
General & administrative	10,112	10,043	37,296	28,412
Advertising	13,559	17,140	33,212	53,625
Professional and consulting fees	32,199	60,118	111,485	196,418
Operating expenses	55,870	87,301	181,993	278,455

Net income/(loss) from operations	(45,570)	(21,727)	44,645	97,488
Other income - interest and dividends	77	6	82	8
Other income - unrealized gain/( loss) on investments	18,390	(14,356)	(108,580)	22,435
Other income - realized gain/(loss) on investments	(29,465)	186	(43,116)	(37,435)
Net income/(loss) before provision for income taxes	(56,568)	(35,891)	(106,969)	82,496

Income tax expense/(benefit)	(11,879)	(7,537)	(22,463)	17,324

Net income/(loss)	$(44,689)	$(28,354)	$(84,506)	$65,172

Loss per share - basic and diluted	$-	$-	$(0.01)	$-

Weighted average shares - basic and diluted	15,674,483	15,659,483	15,674,483	15,659,483

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net loss	-	-	-	(84,506)	(84,506)
Balance, September 30, 2022	15,674,483	$1,568	$346,726	$(98,277)	$250,017

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706
Net loss	-	-	-	(44,689)	(44,689)
Balance, September 30, 2022	15,674,483	$1,568	$346,726	$(98,277)	$250,017

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021

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

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

OPERATING ACTIVITIES:
Net income/(loss)	$(84,506)	$65,172

Adjustments to reconcile net income to net cash provided by /(used in) operating activities:
Depreciation	600	600
Net realized (gain)/loss on investments	43,116	(186)
Net unrealized loss on investments	108,580	15,353
Income tax expense/(benefit)	(22,463)	17,324
Changes in operating assets and liabilities:
Accounts receivable	24,158	(58,288)
Inventory	(130,253)	(13,919)
Accounts payable and accrued expenses	11,443	(5,167)
Miscellaneous liabilities	-	(65,167)
Deferred revenue – related party	220,000	-
Related party payable	23,567	1,415
Net cashed provided by (used in) operating activities	194,242	(42,863)

INVESTING ACTIVITIES:
Sale of marketable securities, trading	120,892	334,146
Purchase of marketable securities, trading	(328,765)	(233,566)
Net cash provided by (used in) Investing Activities	(207,873)	100,580

Net change in cash	(13,631)	57,717
Cash, beginning of period	260,200	108,126
Cash, end of period	$246,569	$165,843

Non-cash Investing and Financing Transactions:
Repayment of officer advance by transfer or marketable securities at fair value	$-	$332,533

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$65,000

See accompanying notes to the condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of September 30, 2022, and the statements of operations and changes in stockholders’ equity/deficit for the three months and nine months ended September 30, 2022 and 2021, and the cash flows for nine months ended September 30, 2022 and 2021 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of September 30, 2022, the results of operations and cash flows for the periods ended September 30, 2022, and 2021.

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

Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies using artificial intelligence (“AI”).

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months and nine months ended September 30, 2022, and 2021, amounted to $13,559, $33,212, $17,140, and $53,625, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

One customer accounted for 95% of accounts receivable at September 30, 2022 and two customers accounted for 93% of accounts receivable at December 31, 2021.

Quarta Rad purchased 100% of its inventory through one vendor for the nine months ended September 30, 2022, and 2021. Loss of this vendor would materially impact the Company’s ability to purchase inventory.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at during the periods ended September 30, 2022, and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2022 and December 31, 2021. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at September 30, 2022 about the Company’s financial assets measured at fair value on a recurring basis.

Values on September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$182,987	$-	$-	$182,987

Total assets at fair value, September 30, 2022	$182,987	$-	$-	$182,987

Values on December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$126,810	$-	$-	$126,810

Total assets at fair value, December 31, 2021	$126,810	$-	$-	$126,810

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2022 and December 31, 2021, respectively.

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

During the third quarter of 2022, Sellavir billed and received $220,000 to a related party for services to be performed during the fourth quarter of 2022 and 2023. $220,000 is included as deferred revenue-related party at September 30, 2022 and $-0- at December 31, 2021.

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

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory from Russia has been impacted. The Company has been able to resume purchasing inventory and fulfill upcoming orders.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact.  During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished.

The Company is continuing to expand its AI business and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales. The Company is focusing its unique footprint in the Japanese market to continue to expand Sellavir products and services.  Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellaivr.  Sellavir has received $220,000, as noted in Note 5, to further build out its AI infrastructure.

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 2022 and December 31, 2021 consisted of:

	September 30,	December 31,
	2022	2021
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(1,435)	(835)
Net Property & Equipment	$2,570	$3,170

The Company recognized $200, $600, $200 and $600 in depreciation expense in each period for the three months and nine months ended September 30, 2022 and 2021, respectively.

NOTE 5–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of its inventory from a company in Russia, which is owned by a minority shareholder of the Company. Total inventory purchased was $436,956 and $478,500 for the nine months ended September 30, 2022 and 2021, respectively. The amount due in connection with inventory as of September 30, 2022, and December 31, 2021 is $82,683 and $12,180 respectively.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of September 30, 2022, and December 31, 2021, is $91,850 and $111,850, respectively.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of September 30, 2022, the Company has accrued $48,000 for this compensation. The Company expensed $24,000 and $8,000 for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and December 31, 2021, is due $16,793 and $ 43,729, respectively, for expenses paid by the shareholder on behalf of the Company, included in related party payables. The shareholder paid for $151,605 and $63,415 in expenses during the nine months ended September 30, 2022, and 2021 respectively.

Sellavir had $-0-, $94,000, $-0- and $180,000 of revenue for the three months and nine months ended September 30, 2022, and 2021, respectively from a related entity wholly owned by the majority shareholder of the Company. During the three months ended September 30, 2022, the Sellavir invoiced and received $220,000 for consulting and AI development work to be performed in the fourth quarter of 2022 through 2023. The amount is included in deferred revenue – related party at September 30, 2022.

NOTE 6–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three months and nine months ended September 2022 and 2021 is as follows:

For the nine months ended September 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$693,313	94,000	$787,313
Income from operations	23,107	21,538	44,645
Net income	$18,253	(102,759)	$(84,506)

For the three months ended September 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$160,757	-0-	$160,757
Loss from operations	(20,826)	(24,744)	(45,570)
Net loss	$(16,452)	(28,237)	$(44,689)

For the nine months ended September 30, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$734,340	$180,000	$914,340
Income from operations	17,311	80,177	97,488
Net income	$13,676	$51,496	$65,172

For the three months ended September 30, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$218,488	$-	$218,488
Income/(loss) from operations	23,501	(45,228)	(21,727)
Net income/(loss)	$18,566	$(46,920)	$(28,354)

Total Assets	As of September 30, 2022	As of December 31, 2021
Quarta-Rad	$367,564	$306,842
Sellavir	384,742	274,760
Total Assets	$752,306	$581,602

NOTE 7– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of September 30, 2022, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 8–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2022 through November 21, 2022. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2022.

During December 2020, we acquired Sellavir, Inc. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, $35,679 in April 2021, and $3,783 in April 2022. A remainder of $18,715 is included in accounts payable and accrued expenses as of September 30, 2022.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2022, and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the nine months ended September 30, 2022 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$693,313	$94,000	$787,313
Cost of Good Sold	499,517	61,158	560,675
Gross Profit	193,796	32,842	226,638

Expenses:
General & administrative	33,992	3,304	37,296
Advertising	33,212	-	33,212
Professional and consulting fees	103,485	8,000	111,485
Operating expenses	170,689	11,304	181,993

Net income (loss) from operations	23,107	21,538	44,645

Interest and dividends	-	82	82
Unrealized loss on investments	-	(108,580)	(108,580)
Realized loss on investments	-	(43,116)	(43,116)
Interest expense		-	-
Income tax expense	(4,852)	27,315	22,463

Net income/(loss)	$18,255	$(102,761)	$(84,506)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended September 30, 2022, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$160,757	$-	$160,757
Cost of Good Sold	133,957	16,500	150,457
Gross Profit	26,800	(16,500)	10,300

Expenses:
General & administrative	8,868	1,244	10,112
Advertising	13,559	-	13,559
Professional and consulting fees	25,199	7,000	32,199
Operating expenses	47,626	8,244	55,870

Net loss from operations	(20,826)	(24,744)	(45,570)

Interest and dividends	-	77	77
Unrealized gain on investments	-	18,390	18,390
Realized loss on investments	-	(29,465)	(29,465)
Interest expense	-	-	-
Income tax benefit	4,374	7,505	11,879

Net loss	$(16,452)	$(28,237)	$(44,689)

Consolidated Totals:

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Revenues. Our net revenues decreased $57,731, or 26.42% to $160,757 for the three months ended September 30, 2022 compared with $218,488 for the three months ended September 30, 2021. The reduction was primarily attributable to the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $ $2,457 or 1.61% to $150,457 for the three months ended September 30, 2022 compared to $152,914 for the comparable period in 2021. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the three months ended September 30, 2022, our total operating expenses decreased $31,431 or 36.00% to $55,870 compared to $87,301 for the three months ended September 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net loss increased $16,335 or 57.61% to ($44,689) for the three months ended September 30, 2022 compared to a net loss of ($28,354) for the three months ended September 30, 2021. The increase was primarily due to a decrease in revenue.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

Revenues. Our net revenues decreased $127,027, or 13.89% to $787,313 for the nine months ended September 30, 2022, compared with $914,310 for the nine months ended September 30, 2021. The decrease was due to the timing of Sellavir revenue and reduced demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold increased $22,278 or 4.10% to $560,675 for the nine months ended September 30, 2022 compared to $538,397 for the comparable period in 2021. The increase was a result in classification of Sellavir direct costs.

Operating Expenses. For the nine months ended September 30, 2022, our total operating expenses decreased $96,462 or 34.64% to $181,993 compared to $278,455 for the nine months ended September 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net loss increased $149,678 to ($84,506) for the nine months ended September 30, 2022 compared to $65,172 of net income for the nine months ended September 30, 2021. The increase was due to the timing of Sellavir revenue and reduced demand of products sold by Quarta Rad.

QUARTA-RAD

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Revenues. Our net revenues decreased $57,731, or 26.42% to $160,757 for the three months ended September 30, 2022 compared with $218,488 for the three months ended September 30, 2021. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $18,957 or 12.40% to $133,957 for the three months ended September 30, 2022 compared to $152,914 for the comparable period in 2021. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended September 30, 2022, our total operating expenses increased $5,553 or 13.20% to $47,626 compared to $42,0731for the three months ended September 30, 2021. The increase is primarily attributable to the Company’s increase in professional fees.

Net Income. Our net loss increased $35,018 to a net loss of ($16,452) for the three months ended September 30, 2022 compared to net income of $18,566 for the three months ended September 30, 2021. The increase was primarily related to a decrease in sales.

Nine months ended September 30, 2022 compared with the three months ended September 30, 2021

Revenues. Our net revenues decreased $41,027, or5.59% to $693,313 for the nine months ended September 30, 2022, compared with $734,340 for the nine months ended September 30, 2021. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $38,880 or 7.22% to $499,517 for the nine months ended September 30, 2022, compared to $538,397 for the comparable period in 2021. The decrease was a direct result of the decrease in sales.

Operating Expenses. For the nine months ended September 30, 2022, our total operating expenses decreased $7,941 or 4.45% to $170,691 compared to $178,632 for the nine months ended September 30, 2021. The decrease is primarily attributable to the Company’s decrease in professional fees and advertising.

Net Income. Our net income increased $4,577 or 33.47% to $18,253 for the nine months ended September 30, 2022, compared to $13,676 for the nine months ended September 30, 2021. The increase was primarily due to a reduction of expenses.

SELLAVIR

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Revenues. Our net recognized revenue was $-0- for the three months ended September 30, 2022 compared with $-0- for the three months ended September 30, 2021. Sellavir received $220,000 during the three months ended September 30, 2022 as a deposit for future work.

Cost of Goods Sold. Our Cost of Goods Sold increased $16,500 to $16,500 for the three months ended September 30, 2022, compared to $-0- for the comparable period in 2021. The increase was a result in classification of direct costs.

Operating Expenses. For the three months ended September 30, 2022, our total operating expenses decreased $36,984 or 81.77% to. $8,244 compared to $45,228 for the three months ended September 30, 2021. The decrease was primarily attributable to a decrease and classification of professional fees.

Net Income. Our net loss decreased $18,863 or 39.82% to ($28,237) for the three months ended September 30, 2022 compared to a net loss of ($46,920) for the three months ended September 30, 2021. The decrease was primarily due to a decrease in expenses.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

Revenues. Our net revenues decreased $86,000 or 47.78% to $94,000 for the nine months ended September 30, 2022, compared with $180,000 for the nine months ended September 30, 2021. The decrease was primarily attributable to the timing of recognized revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $61,158 to $61,158 for the nine months ended September 30, 2022, compared to $-0- for the comparable period in 2021. The increase was a result in classification of direct costs.

Operating Expenses. For the nine months ended September 30, 2022, our total operating expenses decreased $88,521 or 88.68% to. $11,302 compared to $99,823 for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in professional fees and classification of direct costs.

Net Loss. Our net loss increased $154,255 to a net loss of ($102,759) for the nine months ended September 30, 2022, compared to net income of $51,496 for the nine months ended September 30, 2021. The increase was primarily attributable to timing of billed services and increase in realized and unrealized losses on investments.

Liquidity and Capital Resources. During the nine months ended September 30, 2022, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $752,306 and $581,602 as of September 30, 2022, and December 31, 2021, respectively, consisting of $246,569 and $260,200, respectively, in cash. Our working capital was $185,213 and $291,782 as of September 30, 2022 and December 31, 2021, respectively.

We had $194,242 in cash provided by and $42,863 in cash used in operating activities for the nine months ended September 30, 2022 and 2021, respectively.

We had $207,873 in cash used and $100,580 in cash provided by investing activities for net sale and purchase of marketable securities for the nine months ended September 30, 2022 and 2021, respectively.

We had no cash provided by financing activities for the nine months ended September 30, 2022 and 2021, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

November 21, 2022	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

