Form 10-K
period 2022-12-31
Quarta-Rad, Inc.
filed 2023-06-01
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17,2023, based upon the last sale price of the common stock of such date: $3,958,717.

The number of shares of the registrant’s common stock issued and outstanding as of June 1, 2023, was 15,659,483.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2021 or 2022.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2022.

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

The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of December 31, 2022.

We believe that our principal source of revenue will continue through Sellavir as Quarta-Rad wind down the Internet Sales and sales to resellers for the following products;

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we began spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2021 and 2022, we spent $-0- and -0-, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which we allow Quarta-Rad, Ltd. to use in the manufacture of the RD1212 products we purchase from them. In 2018, we also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period	High Bid	Low Bid
2022	First Quarter	0.50	0.18
	Second Quarter	0.45	0.18
	Third Quarter	0.45	0.10
	Fourth Quarter	0.35	0.23

Year	Period	High Bid	Low Bid
2021	February and March	0.51	0.51
	Second Quarter	1.75	0.31
	Third Quarter	2.00	0.35
	Fourth Quarter	0.55	0.30

Common Stock Currently Outstanding

As of June 1, 2023, we have 15,659,483 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2022 and 2021 and our results of operations for the year ended December 31, 2022 and December 31, 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We expanded our operations through the acquisition of Sellavir Inc in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We will focus on the expansion of this line of business.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2021, we generated $1,245,981 in sales and incurred a net profit of $7,343In 2022, we generated $1,100,431 in sales, and incurred a net profit of $14,578. We anticipate that we will be able to increase our revenues. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2022, we had $293,878 in cash on hand in our corporate bank account and liabilities of $404,651, which consisted of $134,252 in related party payables, $187,000 in deferred revenue from a related party, and $83,299 in accounts payable and accrued expenses We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

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

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2022 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$973,431	$127,000	$1,100,431
Cost of Good Sold	622,123	81,658	703,781
Gross Profit	351,308	45,342	396,650

Expenses:
General & administrative	44,201	3,504	47,705
Advertising	43,735	-	43,735
Professional and consulting fees	157,766	10,000	167,766
Operating expenses	245,702	13,504	259,206

Net income (loss) from operations	105,606	31,838	137,444

Interest and dividends	-	285	285
Unrealized loss on investments	-	(78,158)	(78,158)
Realized loss on investments	-	(41,118)	(41,118)
Income tax (expense)/benefit	(22,177)	18,302	(3,875)

Net income/(loss)	$83,429	$(68,851)	$14,578

Revenues for the year ended December 31, 2022 were $1,100.431 comprised of $973,431 from Quarta-Rad and $127,000 from Sellavir.

Operating expenses for the year ended December 31, 2022 were $259,206 comprised of $245,702 from Quarta-Rad and $13,504 from Sellavir.

Income tax expense/benefit for the year ended December 31, 2022 was $3,875 net benefit, comprised of $22,177 income tax expense from Quarta-Rad and $18,302 income tax benefit from Sellavir.

Net Income for the year ended December 31, 2022 was $14,578, comprised of $83,429 net income from Quarta-Rad and a $68,851 net loss from Sellavir.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2021 is comprised of:

FOR YEAR ENDED DECEMBER 31, 2021:

	Quarta Rad	Sellavir	Total
Sales	993,481	252,500	1,245,981
Cost of Goods Sold	751,775	11,123	762,898
Gross Profit	241,706	241,377	483,083

Expenses:
General & administrative	35,217	3,314	38,531
Advertising	70,798	7,530	78,328
Professional and consulting fees	133,498	111,912	245,410
Operating expenses	239,513	122,756	362,269

Net income (loss) from operations	2,193	118,621	120,814

Interest and dividends	-	10	10
Unrealized loss on investments	-	(68,433)	(68,433)
Realized loss on investments	-	(39,636)	(39,636)
Interest expense		(75)	(75)
Income tax expense	(461)	(4,876)	(5,337)
Net Income	1,732	5,611	7,343

Revenues for the year ended December 31, 2021, were $1,245,981 comprised of 993,481 from Quarta-Rad and $252,500 from Sellavir.

Operating expenses for the year ended December 31, 2021, were $362,269, comprised of $239,513 from Quarta-Rad and $122,756 from Sellavir.

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

Inventories are stated at the lower of cost or market (net realizable value). We periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our inventory consists entirely of finished goods available for sale. We analyze our accounts receivable to determine if a reserve for non-collectible receivables is necessary. There is no allowance recorded at December 31, 2022 and 2021.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2022 and 2021, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Revenues. Our net revenues decreased $145,550, or 11.58%, to $1,100,431 for the year ended December 31, 2022, compared with $1,245,981 for comparable period in 2021. The decrease was primarily due to a decrease in revenue recognized through Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold decreased $59,117, or 7.75% to $703,781 for the year ended December 31, 2022, compared to $762,898 for the comparable period in 2021. The decrease is due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2022, our total operating expenses decreased $103,063 or 28.45%, to $259,206 compared to $362,269 for the comparable period in 2021. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and research and development costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, decreased $25,419 or 21,75%, to $91,440 for the year ended December 31, 2022 from $116,859 for the comparable period in 2021. The decrease is primarily attributable to a full year of Sellavir expenses.

●	Professional and consulting fees decreased $77,644 or 31.64% for the year ended December 31, 2022, to $167,766 from $245,410 for the comparable period in 2021. The decrease primarily due to reduced professional fees through Sellavir.

Net Income. Our net income increased by $7,235 to $14,578 or 98.53% for the year ended December 31, 2022, compared to $7,343 for the year ended December 31, 2021. The increase is primarily attributable to a reduction of expenses in 2022.

QUARTA-RAD

For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Revenues Our net revenues decreased $20,050, or 2.02%, to $973,431 for the year ended December 31, 2022 compared with $993,481for comparable period in 2021. The decrease was due to an decrease in the sale of our RD1503 model. We attribute the decrease to an decrease in demand.

Operating Expenses. For the year ended December 31, 2022, our total operating expenses increased $6,191 or 2.58%, to $245,704 compared to $239,513 for the comparable period in 2021. The increase was attributable to an increase in professional fees and general and administrative expenses.

Net Income. Our net income increased by $81,695 to $83,427 or 4716.8% for the year ended December 31, 2022 compared to $1,732 for the year ended December 31, 2021. The increase is primarily attributable to a reduction in purchase and managing of inventory in 2022.

SELLAVIR

For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Revenues Our net revenues decreased $125,000, or 49.70%, to $127,000 for the year ended December 31, 2022 compared with $252,500 for comparable period in 2021. The decrease was due to research and development of current technology.

Operating Expenses. For the year ended December 31, 2022, our total operating expenses decreased $109,254 or 89.00%, to $113,502 compared to $122,756 for the comparable period in 2021. The decrease was attributable to a decrease in professional fees and general and administrative expenses.

Cost of Goods Sold. Our Cost of Goods Sold increased $70,535 to $81,658 for the year ended December 31, 2022, compared to $11,123 for the comparable period in 2021. The increase is due to direct project costs.

Net Loss. Our net loss increased $74,460 to a net loss of <$68,849> for the year ended December 31, 2022 compared to net income of $5,611for the year ended December 31, 2021. The increase is primarily attributable to a reduction of sales.

Liquidity and Capital Resources. During the year ended December 31, 2022, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $753,752 and $581,602 as of December 31, 2022 and December 31, 2021, respectively, consisting of $293,878 and $260,200, respectively, in cash. Our working capital surplus was $310,835 and $291,782 as of December 31, 2022 and December 31, 2021, respectively.

Our total liabilities were $404,651 and $247,079 as of December 31, 2022 and December 31, 2021, respectively.

Our stockholders’ equity was $349,101 and $334,523 as of December 31, 2022 and 2021, respectively. Our retained earnings were $807 as of December 31, 2022 and our accumulated deficit was $13,771 as of December 31, 2021.

We had $200,026 and $54,400 in cash provided by operating activities for the year ended December 31, 2022 and 2021, respectively.

We had $166,348 in cash used by investing activities and $97,674 in cash provided by investing activities for year ended December 31, 2022 and 2021, respectively.

We had no cash provided by financing activities for the year ended December 31, 2022 and 2021, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 1, 2023.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2022 and 2021, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Notes 2 and 6 to the financial statements, the Company generated revenues from a related-party. Our auditing of the recognition of revenue was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

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

/s/ dbbmckennon

PCAOB ID: 3501

We have served as the Company’s auditor since 2022.

San Diego, California

June 1, 2023

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$293,878	$260,200
Accounts receivable	61,658	65,064
Marketable securities, trading	173,882	126,810
Inventory	186,068	86,787
Total Current Assets	715,486	538,861

Fixed Assets, Net	2,370	3,170

Other Assets - Deferred tax asset	35,896	39,571

TOTAL ASSETS	$753,752	$581,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$83,299	$79,321
Deferred revenue - related party	187,000	-
Payable – related parties	134,352	167,758
Total Liabilities	404,651	247,079

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on December 31, 2022 and December 31, 2021, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/ (Accumulated deficit)	807	(13,771)
Total Stockholders’ Equity	349,101	334,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,752	$581,602

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the year ended December 31, 2021

Sales -Quarta Rad, Inc., net	$973,431	$993,481
Sales - Sellavir, Inc., net - related party	127,000	252,500

Total sales, net	1,100,431	1,245,981

Cost of goods sold - Quarta-Rad, Inc.	622,123	751,775
Cost of goods sold - Sellavir Inc.	81,658	11,123

Gross profit	396,650	483,083

Expenses:
General and administrative	47,705	38,531
Advertising	43,735	78,328
Professional and consulting fees	167,766	245,410
Operating expenses	259,206	362,269

Net income from operations	137,444	120,814
Other income - interest and dividends	285	10
Other income - unrealized loss on investments	(78,158)	(68,433)
Other income - realized loss on investments	(41,118)	(39,636)
Other expense - interest	-	(75)
Net income before provision for income taxes	18,453	12,680

Income tax expense	3,875	5,337

Net income	$14,578	$7,343

Income per share - basic and diluted	$-	$-

Weighted average shares - basic and diluted	15,674,483	15,661,956

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	15,659,483	$1,566	$337,727	$(21,114)	$318,179
Common stock issued for services	15,000	2	8,999	-	9,001
Net income	-	-	-	7,343	7,343
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net income	-	-	-	14,578	14,578
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021

OPERATING ACTIVITIES:
Net income	$14,578	$7,343

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	800	800
Stock issued for services	-	9,001
Net realized loss on investments	41,118	39,636
Net unrealized loss on investments	78,158	68,433
Income tax expense/(benefit)	3,875	5,337
Changes in operating assets and liabilities:
Accounts receivable	3,406	(16,574)
Inventory	(99,281)	2,710
Accounts payable and accrued expenses	3,778	(62,720)
Deferred revenue – related party	187,000	-
Related party payable	(33,406)	434
Net cashed provided by operating activities	200,026	54,400

INVESTING ACTIVITIES:
Sale of marketable securities, trading	259,133	526,961
Purchase of marketable securities, trading	(425,481)	(429,287)
Net cash provided by (used in) Investing Activities	(166,348)	97,674

Net change in cash	33,678	152,074
Cash, beginning of year	260,200	108,126
Cash, end of year	$293,878	$260,200

Non-cash Investing and Financing Transactions:

Repayment of officer advance by transfer or marketable securities at fair value	$-	$332,533

Supplemental cash flow information:

Cash paid for interest	$-	$75

Cash paid for income taxes	$-	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 - NATURE OF BUSINESS

Quarta-Rad, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on November 29, 2011, under the name Quatra-Rad, Inc. and amended its Certificate of Incorporation on February 29, 2012 to change its name to Quarta-Rad, Inc. On July 2, 2012, the Company amended and restated its Certificate of Incorporation to increase its authorized shares of common stock to 50,000,000, $0.0001 par value from 1,500, no par value. The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targets homebuilders and home renovation contractors.

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s balance may exceed that limit from time to time throughout the year.

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

Advertising

The Company expenses advertising costs, primarily consisting of Amazon and other online marketing including search optimization, and placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2022 and 2021 amounted to $43,735 and $78,328, respectively.

Accounts Receivable

Accounts Receivable amounts from sales to various suppliers and online platforms. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two selling platforms/distributors accounted for 96% of accounts receivable at December 31, 2022 and three selling platforms/distributors accounted for 93% of accounts receivable at December 31, 2021.

Quarta Rad purchased 100% of its inventory through two related party vendors during 2022 and 2021.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale. The Company maintains an inventory reserve for damaged and obsolete inventory. The balance of the reserve was $6,000 and $6,000 at December 31, 2022 and 2021, respectively.

Equity Investments

Under ASU 2016-01, the Company’s accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Unrealized Gain/Loss on Investments.” For equity investments without readily determinable fair values, the Company has elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. On a quarterly basis, the Company reviews their equity investments without readily determinable fair values for impairment and consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in “Income – other.”

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

As of December 31, 2022, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2019 through 2022 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive instruments at December 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2022 and 2021.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at December 31, 2022 and 2021 about the Company’s financial assets measured at fair value on a recurring basis

Values at December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$173,882	$-	$-	$173,882

Total assets at fair value	$173,882	$-	$-	$173,882

Values at December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$126,810	$-	$-	$126,810

Total assets at fair value	$126,810	$-	$-	$126,810

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2022 and December 31, 2021, respectively.

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

During the third quarter of 2022, Sellavir billed and received $220,000 from a related party for services to be performed, for AI consulting and development, during the fourth quarter of 2022 and throughout 2023. $187,000 is included as deferred revenue-related party at December 31, 2022 and $-0- at December 31, 2021.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the new accounting pronouncements is not anticipated to have a material effect on our operations.

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory has been adversely impacted. The Company has been able to resume limitedly purchasing inventory and fulfill upcoming orders. The Company intends to wind down the selling of the Russian inventory and are currently exploring other lines of products to sell.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished.

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales. The Company is focusing its unique footprint in the Japanese market to continue to expand Sellavir products and services. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir. Sellavir has received $220,000, as noted in Note 6, to further build out its AI infrastructure.

NOTE 3–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2022 & 2021 consisted of:

	2022	2021
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(1,635)	(835)
Net Property & Equipment	$2,370	$3170

The Company recognized $800 and $800 in depreciation expense for the years ended December 31, 2022 and 2021 respectively.

NOTE 4–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2022 and 2021 are summarized below:

	2022	2021
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	3,875	2,663
State	-	-
Adjustment for prior periods	-	2,674
Change in valuation allowance	-	-
Total deferred	3,875	5,337
Income tax provision (benefit)	$3,875	$5,337

At December 31, 2022, the Company had federal net operating loss carry forwards of approximately $17,000 which may be offset against future taxable income through 2039.

At December 31, 2022 and 2021, deferred tax assets (liabilities) consist of the following:

	2022	2021

Net operating loss carry-forwards	$3,651	$23,940
Inventory reserve	1,260	1,260
Unrealized loss on investments	30,784	14,371
Total deferred tax assets	35,696	39,571
Less: valuation allowance	-	-

Net deferred tax assets	$35,696	$39,571

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2022 and 2021 to the effective tax rate is as follows:

	2022	2021
Expected federal tax	21.00%	21.00%
Adjustment for prior periods		22.00
Valuation allowance		%

Total	21%	43%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2022 and 2021. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2022 and 2021. The Company’s income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are, including prior year net operating losses.

NOTE 5–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no-par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

During 2021, the Company issued 15,000 shares valued at $9,001 to an unrelated party in connection with advertising services, which was the fair market value on the date of the contract.

NOTE 6–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $468,679 and $662,960 for 2022 and 2021, respectively. Through May 2022, the Company purchased its inventory directly through QRR. In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. $151,385 and $662,960 was purchased directly from QRR during the years ended December 31, 2022 and 2021, respectively. $317,294 and $-0- was purchased through Star during the years ended December 31, 2022 and 2021, respectively. The Company paid a mark-up pf $27,986 and $-0- during the year ended December 31, 2022, and 2021 respectively. The Company also paid $22,473 to Star during 2022 for upgrades to inventoriable items.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of December 31, 2022, is $91,850.

The Company owes Star $42,502 and $-0- on December 31, 2022 and 2021 respectively, and the Russian affiliate $91,850 and $124,209 at December 31, 2022 and 2021 respectively, and such amounts are included in related party payables in the accompanying balance sheet at December 31, 2022 and 2021. The related payable balances are related to a research and development contract and inventory purchases.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of December 31, 2022 and 2021 the Company has accrued and expensed $56,000 and $32,000, respectively for this compensation, and, as of December 31, 2022 and 2021, is due $-0- and $43,729, respectively, for expenses paid on behalf of the Company.

During 2022 and 2021, the Company, through Sellavir, Inc recognized $127,000 and $252,500, respectively, in services to a client with common ownership.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the years ended December 31, 2022 and 2021 is as follows:

For the year ended December 31, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$973,431	127,000	$1,100,431
Income from operations	105,606	31,838	137,444
Net income/(loss)	$83,427	(68,849)	$14,578

For the year ended December 31, 2021
	Quarta-Rad	Sellavir	Consolidated
Revenues	$993,481	$252,500	$1,245,981
Income from operations	2,194	118,620	120,814
Net income	$1,733	$5,610	$7,343

Total Assets	As of December 31, 2022	As of December 31, 2021
Quarta-Rad	$337,587	$306,842
Sellavir	416,165	274,760
Total Assets	$753,752	$581,602

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company has undergone a multi-year VAT tax examination by certain European tax authorities. As of December 31, 2022, the final conclusions of these examinations is uncertain and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of December 31, 2022 and 2021, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2022 through June 1, 2023. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2022 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management and the Company’s independent auditor as of December 31, 2022:

Ineffective control environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting (vii) lack of procedures to identify and disclose related party transactions and (viii) lack of procedures to properly relieve inventory. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2022, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	48	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	44	President and Director

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

Code of Business Conduct and Ethics

On November 30, 2011, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees, and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on April 17, 2023. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1 Victor Shvetsky CEO, CFO and Director
	2022	$32,000	-	-	-	-	-	-	$32,000
	2021	24,000	-	-	-	-	-	-	24,000

2 Alexey Golovanov, President

	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 17, 2023, we had 15,659,483 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2022 and 2021, we purchased $506,834 and $662,960, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2022 and 2021, we owed Quarta-Rad Russia $174,532 and $138,570 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2022 and 2021 primarily relates to the development contract.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2022 and 2021:

	2022	2021

Audit Fees	$40,000	$40,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$40,000	$40,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2022 and 2021, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

For the 2022 and 2021 audits, our Director has considered the nature and amount of fees billed or expected to be billed by DBB McKennon, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DBB’s independence.

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

