Form 10-Q
period 2023-03-31
Quarta-Rad, Inc.
filed 2023-07-07
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 7, 2023, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is $15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$159,969	$293,878
Accounts receivable	24,214	61,658
Marketable securities, trading	189,230	173,882
Inventory	110,728	186,068
Total Current Assets	484,141	715,486

Fixed Assets, Net	2,170	2,370

Other Assets
Note receivable - related party	245,000	-
Deferred tax asset	26,972	35,896
Total Other Assets	271,972	35,896

TOTAL ASSETS	$758,283	$753,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$116,257	$83,299
Deferred revenue - related party	125,000	187,000
Payable - related parties	134,352	134,352
Total Liabilities	375,609	404,651

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on March 31, 2023 and December 31, 2022, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings	34,380	807
Total Stockholders’ Equity	382,674	349,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,283	$753,752

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Sales -Quarta Rad, Inc., net	$136,979	$318,379
Sales - Sellavir, Inc., net - related party	62,000	64,000

Total sales, net	198,979	382,379

Cost of goods sold - Quarta-Rad, Inc.	100,565	201,955
Cost of goods sold - Sellavir Inc.	22,731	17,967

Gross profit	75,683	162,457

Expenses:
General and administrative	12,418	14,056
Advertising	17,093	11,200
Professional and consulting fees	33,400	31,226
Operating expenses	62,911	56,482

Net income from operations	12,772	105,975
Other income - interest and dividends	294	3
Other income - unrealized gain/(loss) on investments	54,471	(48,967)
Other income - realized loss on investments	(25,040)	(24,839)
Net income before provision for income taxes	42,497	32,172

Income tax expense	8,924	6,756

Net income	$33,573	$25,416

Income per share - basic and diluted	$-	$-
Weighted average shares - basic and diluted	15,674,483	15,674,483

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	33,573	33,573
Balance, March 31, 2023	15,674,483	$1,568	$346,726	$34,380	$382,674

CONDENSED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2022

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31. 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net income	-	-	-	25,416	25,416
Balance, March 31, 2022	15,674,483	$1,568	$346,726	$11,645	$359,939

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

OPERATING ACTIVITIES:
Net income	$33,573	$25,416

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200	200
Net realized loss on investments	25,040	24,839
Net unrealized (gain)/loss on investments	(54,471)	48,967
Income tax expense	8,924	6,756
Changes in operating assets and liabilities:
Accounts receivable	37,444	48,768
Inventory	75,340	28,048
Accounts payable and accrued expenses	32,958	774
Deferred revenue - related party	(62,000)	44,030
Related party payable	-	(40,016)
Net cashed provided by operating activities	97,008	187,782

INVESTING ACTIVITIES:
Sale of marketable securities, trading	72,004	97,253
Issuance of notes payable - related party	(245,000)	-
Purchase of marketable securities, trading	(57,921)	(172,849)
Net cash used in Investing Activities	(230,917)	(75,596)

Net change in cash	(133,909)	112,186
Cash, beginning of period	293,878	260,200
Cash, end of period	$159,969	$372,386

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of September 30, 2023, and the statements of operations and changes in stockholders’ equity/deficit for the three months ended March 31, 2023 and 2022, and the cash flows for three months ended March 31, 2023 and 2022 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of March 31, 2023, the results of operations and cash flows for the periods ended March 31, 2023, and 2022.

The condensed and consolidated balance sheet as of December 31. 2022 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31. 2022.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three months ended March 31, 2023, and 2022, amounted to $17,093, and $11,200, respectively.

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

Two selling platforms/distributors accounted for 94% of accounts receivable at March 31, 2023 and two selling platforms/distributors accounted for 96% of accounts receivable at December 31. 2022.

Quarta Rad purchased 100% of its inventory through two related parties for the three months ended March 31, 2023, and 2022.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at during the periods ended March 31, 2023, and 2022.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2023 and December 31. 2022. Marketable securities are level one assets recorded at fair value.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at March 31, 2023 about the Company’s financial assets measured at fair value on a recurring basis.

Values on March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$189,230	$-	$-	$189,230

Total assets at fair value, March 31, 2023	$189,230	$-	$-	$189,230

Values on December 31. 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$173,882	$-	$-	$173,882

Total assets at fair value, December 31. 2022	$173,882	$-	$-	$173,882

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

A performance obligation is a promise in a contract to transfer a distinct product to the customer, which for us is transfer of devices to our customers. Performance obligations promised in a contract are identified based on the goods that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. We have concluded the sale of goods and related shipping and handling are accounted for as the single performance obligation

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2023 and December 31. 2022, respectively.

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

During the third quarter of 2022, Sellavir billed and received $220,000 from a related party for services to be performed during the fourth quarter of 2022 and throughout 2023. $125,000 is included as deferred revenue-related party at March 31, 2023 and $187,000 at December 31. 2022.

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

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales. The Company is focusing its unique footprint in the Japanese market to continue to expand Sellavir products and services. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir. Sellavir has received $220,000, as noted in Note 7, to further build out its AI infrastructure.

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $261,038, which includes a premium of $16,038 plus interest a rate of 15% per annum. Payments are deferred until April 1, 2024, with quarterly payments due through April 1, 2028. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The Company issued an additional loan to the Thai Corporation in May 2023 for $$170,000, at the rate of 15% per annum. Payments are deferred until April 1, 2024, with quarterly payments due through April 2028.

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2023 and December 31. 2022 consisted of:

	March 31,	December 31,
	2023	2022
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(1,835)	(1,635)
Net Property & Equipment	$2,170	$2,370

The Company recognized $200, and $200 in depreciation expense in each period for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $-0- and $151,385 for the three months ended March 31, 2023, and 2022, respectively. Through May 2022, the Company purchased its inventory directly through QRR. In May 2022, the Company began using Star Systems Corporation (“STAR”), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. $-0- and $151,385 was purchased directly from QRR during the three months ended March 31, 2023, and 2022, respectively. $-0- was purchased through Star through the three months ended March 31, 2023 and 2022, $317,294 was purchased through Star during the years ended December 31, 2022. The Company also paid $22,473 to Star during 2022 for upgrades to inventoriable items. The Company owes Star $42,502 as of March 31, 2023 and December 31, 2022.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of March 31, 2023, and December 31. 2022, is $91,850 and $91,850, respectively.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of March 31, 2023, the Company has accrued $64,000 for this compensation. The Company expensed $8,000 and $8,000 for the three months ended March 31, 2023, and 2022, respectively. The shareholder paid for $6,989 and $14,954 in expenses during the three months ended March 31, 2023, and 2022 respectively.

Sellavir recognized $62,000 and $64,000 of revenue for the three months ended March 31, 2023, and 2022, respectively from a related entity wholly owned by the majority shareholder of the Company.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three months and nine months ended September 2022 and 2022 is as follows:

For the three months ended March 31, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$136,979	62,000	$198,979
Income/(loss) from operations	(25,249)	38,021	12,772
Net income/(loss)	$(19,943)	53,516	$33,573

For the three months ended March 31, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$318,379	$64,000	$382,379
Income from operations	60,929	45,046	105,975
Net income/(loss)	$48,134	$(22,718)	$25,416

	As of March 31, 2023	As of December 31, 2022
Total Assets
Quarta-Rad	$555,372	$337,587
Sellavir	202,911	416,165
Total Assets	$758,283	$753,752

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of March 31, 2023, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of March 31, 2023 and December 31. 2022, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2023 through July 7, 2023.

Sellavir issued a Note Receivable to a related party for $170,000 as discussed in Note 4.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended March 31, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2023.

During December 2020, we acquired Sellavir, Inc. Sellavir is an AI company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, $35,679 in April 2021, and $3,783 in April 2022. A remainder of $18,715 is included in accounts payable and accrued expenses as of March 31, 2023.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2023, and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$136,979	$62,000	$198,979
Cost of Good Sold	100,565	22,731	123,296
Gross Profit	36,414	39,269	75,683

Expenses:
General & administrative	12,165	253	12,418
Advertising	17,093	-	17,093
Professional and consulting fees	32,400	1,000	33,400
Operating expenses	61,658	1,253	62,911

Net income (loss) from operations	(25,244)	38,016	12,772

Interest and dividends	-	294	294
Unrealized gain/(loss) on investments	-	54,471	54,471
Realized gain/(loss) on investments	-	(25,040)	(25,040)
Income tax expense	5,301	(14,225)	(8,924)

Net income/(loss)	$(19,943)	$53,516	$33,573

Consolidated Totals:

Three months ended March 31, 2023 compared with the three months ended March 31, 2022

Revenues. Our net revenues decreased $183,400, or 47.96% to $198,979 for the three months ended March 31, 2023, compared with $382,372 for the three months ended March 31, 2022. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $ 96,626 or 47.80% to $75,683 for the three months ended March 31, 2023 compared to $162,457 for the comparable period in 2022. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the three months ended March 31, 2023, our total operating expenses increased $6,429 or 11.38% to $62,911 compared to $56,482 for the three months ended March 31, 2022. The increase is primarily attributable to the Company’s increase in recognition of advertising expenses.

Net Income. Our net increase increased $8,157 or 32.09% to $33,573 for the three months ended March 31, 2023 compared to $25,416 for the three months ended March 31, 2022. The increase was primarily due to a increase in unrecognized gain on investments.

QUARTA-RAD

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

Revenues. Our net revenues decreased $181,400, or 56.98% to $136,979 for the three months ended March 31, 2023 compared with $318,379 for the three months ended March 31, 2022. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $101,390 or 50.20% to $100,565 for the three months ended March 31, 2023, compared to $201,955 for the comparable period in 2022. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended March 31, 2023, our total operating expenses increaed $6,163 or 11.11% to $61,658 compared to $55,495 for the three months ended March 31, 2022. The increase is primarily attributable to the Company’s increase in professional fees.

Net Income. Our net loss increased $68,077 to a net loss of ($19,943) for the three months ended March 31, 2023, compared to net income of $48,134 for the three months ended March 31, 2022. The increase was primarily related to a decrease in sales.

SELLAVIR

Three months ended March 31, 2023, compared with the three months ended March 31, 2022

Revenues. Our net recognized revenue decreased $2,000 or 3.13% to $62,000 for the three months ended March 31, 2023 compared with $64,000 for the three months ended March 31, 2022. The decrease was due to the timing of recognized revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $4,764 to $22,731 for the three months ended March 31, 2023, compared to $17,967 for the comparable period in 2022. The increase was primarily due to increased contractor costs.

Operating Expenses. For the three months ended March 31, 2023, our total operating expenses increased $266 or 36.95% to $1,253 compared to $987 for the three months ended March 31, 2022. The increase was primarily attributable to an increase in professional fees.

Net Income. Our net income increased $76,234 to $53,516 for the three months ended March 31, 2023, compared to a net loss of ($22,718) for the three months ended March 31, 2022. The increase was primarily due to an increase in unrealized gain on investments.

Liquidity and Capital Resources. During the three months ended March 31, 2023, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $758,283 and $ $753,752 as of March 31, 2023, and December 31, 2022, respectively, consisting of $ $159,969 and $293,878, respectively, in cash. Our working capital was $ 108,532 and $ 310,835 as of March 31, 2023, and December 31, 2022, respectively.

We had $97,008 and $187,782 in cash provided by operating activities for the three months ended March 31, 2023 and 2022, respectively.

We had $230,917 and $75,596 cash used by investing activities for the three months ended March 31, 2023 and 2022, respectively. During March 2023 Sellavir entered into a loan agreement with a related Thai Corporation. The investment includes a premium of $16,038 plus interest a rate of 15% per annum. The loan is secured by land located in Thailand.

We had no cash provided by financing activities for the three months ended March 31, 2023 and 2022, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2023.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

July 7, 2023	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

