Form 10-Q
period 2023-06-30
Quarta-Rad, Inc.
filed 2023-10-06
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 6 2023, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$137,772	$293,878
Accounts receivable	17,463	61,658
Marketable securities, trading	48,159	173,882
Receivable - related party	5,000	-
Notes receivable - related party - current portion	16,620	-
Inventory	82,000	186,068
Total Current Assets	307,014	715,486

Fixed Assets, Net	1,970	2,370

Other Assets
Notes receivable - related party, net of current portion	399,182	-
Interest receivable - related party	12,977	-
Deferred tax asset	30,494	35,896
Total Other Assets	442,653	35,896

TOTAL ASSETS	$751,637	$753,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,407	$83,299
Deferred revenue - related party	85,000	187,000
Payable - related parties	185,808	134,352
Total Liabilities	382,215	404,651

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on June 30, 2023 and December 31, 2022, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings	21,128	807
Total Stockholders’ Equity	369,422	349,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,637	$753,752

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Sales -Quarta Rad, Inc., net	$62,082	$214,177	$199,061	$532,556
Sales - Sellavir, Inc., net - related party	40,000	30,000	102,000	94,000

Total sales, net	102,082	244,177	301,061	626,556

Cost of goods sold - Quarta-Rad, Inc.	31,256	163,605	131,821	365,560
Cost of goods sold - Sellavir Inc.	18,235	26,691	40,966	44,658

Gross profit	52,591	53,881	128,274	216,338

Expenses:
General and administrative	13,986	13,128	26,404	27,184
Advertising	16,484	8,453	33,577	19,653
Professional and consulting fees	41,501	48,060	74,901	79,286
Operating expenses	71,971	69,641	134,882	126,123

Net income/(loss) from operations	(19,380)	(15,760)	(6,608)	90,215
Other income - interest and dividends	7	2	301	5
Other income - interest - related party	13,779	-	13,779	-
Other income - unrealized gain/(loss) on investments	(32,691)	(78,003)	21,780	(126,970)
Other income - realized gain/(loss) on investments	21,511	11,188	(3,529)	(13,651)
Net income/(loss) before provision for income taxes	(16,774)	(82,573)	25,723	(50,401)

Income tax (expense)/benefit	(3,522)	(17,340)	5,402	(10,584)

Net income/(loss)	$(13,252)	$(65,233)	$20,321	$(39,817)

Income per share - basic and diluted	$-	$-	$-	$-

Weighted average shares - basic and diluted	15,674,483	15,674,483	15,674,483	15,674,483

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	20,321	20,321
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422

CONDENSED AND CONSOLIDATED STATEMENTS IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2022

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31. 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net loss	-	-	-	(39,817)	(39,817)
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2023

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, March 31, 2023	15,674,483	$1,568	$346,726	$34,380	$382,674
Net loss	-	-	-	(13,252)	(13,252)
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 31, 2022	15,674,483	$1,568	$346,726	$11,645	$359,939
Net loss	-	-	-	(65,233)	(65,233)
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

OPERATING ACTIVITIES:
Net income/(loss)	$20,321	$(39,817)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	400
Net realized loss on investments	3,529	13,651
Net unrealized (gain)/loss on investments	(21,780)	126,970
Income tax expense/(benefit)	5,402	(10,584)
Changes in operating assets and liabilities:
Accounts receivable	44,195	50,816
Inventory	104,068	(110,265)
Miscellaneous receivable - related party	(5,000)	-
Accrued interest receivable - related party	(13,779)	-
Accounts payable and accrued expenses	28,108	10,695
Deferred revenue - related party	(102,000)	-
Related party payable	51,456	54,139
Net cashed provided by operating activities	114,920	96,005

INVESTING ACTIVITIES:
Sale of marketable securities, trading	201,894	103,051
Issuance of notes payable - related party	(415,000)	-
Purchase of marketable securities, trading	(57,920)	(262,649)
Net cash used in Investing Activities	(271,026)	(159,598)

Net change in cash	(156,106)	(63,593)
Cash, beginning of period	293,878	260,200
Cash, end of period	$137,772	$196,607

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of June 30, 2023, and the statements of operations and stockholders’ equity/deficit for the three and six months ended June 30, 2023 and 2022, and the cash flows for six months ended June 30, 2023 and 2022 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of June 30, 2023, the results of operations and cash flows for the periods ended June 30, 2023, and 2022.

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

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America and Europe. The Company targets homebuilders and home renovation contractors. As noted in RISKS AND UNCERTAINTIES, the Company has encountered certain restrictions in securing inventory and is attempting to find a new supplier.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three and six months ended June 30, 2023, and 2022, amounted to $16,484, $33,577, $8,453, and $19,653, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two selling platforms/distributors accounted for 98% of accounts receivable at June 30, 2023 and two selling platforms/distributors accounted for 96% of accounts receivable at December 31. 2022.

Quarta Rad purchased 100% of its inventory through two related parties for the three and six months ended June 30, 2023, and 2022.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at during the periods ended June 30, 2023, and 2022.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2023 and December 31. 2022. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at June 30, 2023 about the Company’s financial assets measured at fair value on a recurring basis.

Values on June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$48,159	$-	$-	$48,159

Total assets at fair value, June 30, 2023	$48,159	$-	$-	$48,159

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Values on December 31. 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$173,882	$-	$-	$173,882

Total assets at fair value, December 31. 2022	$173,882	$-	$-	$173,882

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2023 and December 31. 2022, respectively.

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

During the third quarter of 2022, Sellavir billed and received $220,000 from a related party for services to be performed during the fourth quarter of 2022 and throughout 2023. $85,000 is included as deferred revenue-related party at June 30, 2023 and $187,000 at December 31. 2022.

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

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company is continuing to search for an alternate source. The lack of a stable vendor is having a significant impact on the Company.

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

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valuaed at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 1, 2028. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand.

The Company issued an additional loan to the Thai Corporation in May 2023 for $170,000, at the rate of 15% per annum. Payments are deferred until April 1, 2014, with quarterly principal payments due through April 2028. Interest is payable at the end of the loan. The loan is secured by land located in Thailand.

Accrued interest at June 30, 2023 for both loans is $12,977 included as a long-term asset, interest receivable – related part.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2023 and December 31. 2022 consisted of:

	June 30, 2023	December 31, 2022
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(2,035)	(1,635)
Net Property & Equipment	$1,970	$2,370

The Company recognized $200, $400, $200, and $400 in depreciation expense in each period for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 6–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $-0- and $383,762 for the six months ended June 30, 2023, and 2022, respectively. Through May 2022, the Company purchased its inventory directly through QRR. In May 2022, the Company began using Star Systems Corporation (“STAR”), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. $-0- and $213,271 was purchased directly from QRR during the six months ended June 30, 2023, and 2022, respectively. $-0- and $170,491 was purchased through Star through the six months ended June 30, 2023 and 2022, $317,294 was purchased through Star during the year ended December 31, 2022. The Company also paid $22,473 to Star during 2022 for upgrades to inventoriable items. The Company owes Star $42,502 as of June 30, 2023 and December 31, 2022. The balances are due on demand and do not incur interest.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of June 30, 2023, and December 31. 2022, is $91,850 and $91,850, respectively. The balances are due on demand and do not incur interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of June 30, 2023, the Company has accrued $72,000 for this compensation. The Company expensed $8,000, $16,000, $8,000, and $8,000 for the three and six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, and December 31. 2022, is due $44,159 and $-0-, respectively, for expenses paid by the shareholder on behalf of the Company. The shareholder paid for $54,856 and $95,948 in expenses during the six months ended June 30, 2023, and 2022 respectively. The balances are due on demand and do not incur interest.

Sellavir recognized $40,000. $102,000, $30,000 and $94,000 of revenue for the three and six months ended June 30, 2023, and 2022, respectively from a related entity wholly owned by the majority shareholder of the Company.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Segment information for the three and six months ended September 2022 and 2022 is as follows:

For the six months ended June 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$199,061	102,000	$301,061
Income/(loss) from operations	(63,158)	56,550	(6,608)
Net income/(loss)	$(49,891)	70,212	$20,321

For the three months ended June 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$62,082	40,000	$102,082
Loss from operations	(37,909)	18,529	(19,380)
Net income/(loss)	$(29,948)	16,696	$(13,252)

For the six months ended June 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$532,556	$94,000	$626,556
Income from operations	43,933	46,282	90,215
Net income/(loss)	$34,705	$(74,522)	$(39,817)

For the three months ended June 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$214,177	$30,000	$244,177
Income/(loss) from operations	(16,998)	1,238	(15,760)
Net loss	$(13,427)	$(51,806)	$(65,233)

Total Assets	As of June 30, 2023	As of December 31, 2022
Quarta-Rad	$261,357	$337,587
Sellavir	490,280	416,165
Total Assets	$751,637	$753,752

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of June 30, 2023, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of June 30, 2023 and December 31. 2022, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2023 through October 6, 2023. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2023.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, $35,679 in April 2021, and $3,783 in April 2022. A remainder of $18,715 is included in accounts payable and accrued expenses as of June 30, 2023.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2023, and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$199,061	$102,000	$301,061
Cost of Good Sold	131,821	40,966	172,787
Gross Profit	67,240	61,034	128,274

Expenses:
General & administrative	25,920	484	26,404
Advertising	33,577	-	33,577
Professional and consulting fees	70,901	4,000	74,901
Operating expenses	130,398	4,484	134,882

Net income (loss) from operations	(63,158)	56,550	(6,608)

Interest and dividends	-	301	301
Interest - related party	-	13,779	13,779
Unrealized gain/(loss) on investments	-	21,780	21,780
Realized gain/(loss) on investments	-	(3,529)	(3,529)
Interest expense		-	-
Income tax (expense)/benefit	13,263	(18,665)	(5,402)

Net income/(loss)	$(49,895)	$70,216	$20,321

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended June 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$62,082	$40,000	$102,082
Cost of Good Sold	31,256	18,235	49,491
Gross Profit	30,826	21,765	52,591

Expenses:
General & administrative	13,750	236	13,986
Advertising	16,484	-	16,484
Professional and consulting fees	38,501	3,000	41,501
Operating expenses	68,735	3,236	71,971

Net income (loss) from operations	(37,909)	18,529	(19,380)

Interest and dividends	-	7	7
Other income - interest - related party	-	13,779	13,779
Unrealized gain/(loss) on investments	-	(32,691)	(32,691)
Realized gain/(loss) on investments	-	21,511	21,511
Interest expense	-	-	-
Income tax (expense)/benefut	7,961	(4,439)	3,522

Net income/(loss)	$(29,948)	$16,696	$(13,252)

Consolidated Totals:

Six months ended June 30, 2023, compared with the six months ended June 30, 2022

Revenues. Our net revenues decreased $325,495, or 51.95% to $301,061 for the six months ended June 30, 2023, compared with $626,556 for the six months ended June 30, 2022. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $237,431 or 57.88% to $172,787 for the six months ended June 30, 2023, compared to $410,218 for the comparable period in 2022. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the six months ended June 30, 2023, our total operating expenses increased $8,759 or 6.94% to $134,882 compared to $126,123 for the six months ended June 30, 2022. The increase is primarily attributable to the Company’s increase in recognition of advertising expenses.

Net Income. Our net income increased $60,138 to $20,321 for the six months ended June 30, 2023 compared to a net loss of ($39.817) for the six months ended June 30, 2022. The increase was primarily due to a decrease in unrecognized gain on investments.

QUARTA-RAD

Six months ended June 30, 2023, compared with the six months ended June 30, 2022

Revenues. Our net revenues decreased $333,495, or 62.62% to $199,061 for the six months ended June 30, 2023 compared with $532,556 for the six months ended June 30, 2022. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $233,739 or 63,94% to $131,821 for the six months ended June 30, 2023, compared to $365,560 for the comparable period in 2022. The decrease was a result of decreased sales.

Operating Expenses. For the six months ended June 30, 2023, our total operating expenses increased $7,330 or 5.96% to $130,393 compared to $123,063 for the six months ended June 30, 2022. The increase is primarily attributable to the Company’s increase in advertising expenses.

Net Income. Our net loss increased $84,598 to a net loss of ($49,891) for the six months ended June 30, 2023, compared to net income of $34,707 for the six months ended June 30, 2022. The increase was primarily related to a decrease in sales.

SELLAVIR

Six months ended June 30, 2023, compared with the six months ended June 30, 2022

Revenues. Our net recognized revenue increased $8,000 or 8.51% to $102,000 for the six months ended June 30, 2023 compared with $94,000 for the six months ended June 30, 2022. The increase was due to the timing of recognized revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $3,692 to $40,966 for the six months ended June 30, 2023, compared to $44,658 for the comparable period in 2022. The decrease was primarily due to decreased contractor costs.

Operating Expenses. For the six months ended June 30, 2023, our total operating expenses increased $1,429 or 46.70% to. $4,489 compared to $3,060 for the six months ended June 30, 2022. The increase was primarily attributable to an increase in professional fees.

Net Income. Our net income increased $144,736 to $70,212 for the six months ended June 30, 2023, compared to a net loss of ($74,524) for the six months ended June 30, 2022. The increase was primarily due to an increase in unrealized gain on investments.

Consolidated Totals:

Three months ended June 30, 2023, compared with the three months ended June 30, 2022

Revenues. Our net revenues decreased $142,095, or 71.01% to $102,082 for the three months ended June 30, 2023, compared with $244,177 for the three months ended June 30, 2022. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $140,805 or 86,06% to $49,491 for the three months ended June 30, 2023 compared to $190,296 for the comparable period in 2022. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the three months ended June 30, 2023, our total operating expenses increased $2,330 or 3.35% to $71,971 compared to $69,641 for the three months ended June 30, 2022. The increase is primarily attributable to the Company’s increase in recognition of advertising expenses.

Net Income. Our net loss decreased $51,981 or 79,69% to $20,321 for the three months ended June 30, 2023 compared to $65,223 for the three months ended June 30, 2022. The increase was primarily due to a decrease in unrecognized gain on investments.

QUARTA-RAD

Three months ended June 30, 2023, compared with the three months ended June 30, 2022

Revenues. Our net revenues decreased $152,095, or 71.01% to $62,802 for the three months ended June 30, 2023 compared with $214,177 for the three months ended June 30, 2022. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $132,349 or 80,90% to $31,256 for the three months ended June 30, 2023, compared to $163,605 for the comparable period in 2022. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended June 30, 2023, our total operating expenses increased $1,167 or 1.73% to $68,735 compared to $67,568 for the three months ended June 30, 2022. The increase is primarily attributable to the Company’s increase in advertising expenses.

Net Income. Our net loss increased $16,521 or 123.04% to a net loss of ($29,948) for the three months ended June 30, 2023, compared to a net loss of ($13,427) for the three months ended June 30, 2022. The increase was primarily related to a decrease in sales.

SELLAVIR

Three months ended June 30, 2023, compared with the three months ended June 30, 2022

Revenues. Our net recognized revenue increased $10,000 or 33.33% to $40,000 for the three months ended June 30, 2023 compared with $30,000 for the three months ended June 30, 2022. The increase was due to the timing of recognized revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $8,456 or 31.68%to $18,235 for the three months ended June 30, 2023, compared to $26,691 for the comparable period in 2022. The increase was primarily due to increased contractor costs.

Operating Expenses. For the three months ended June 30, 2023, our total operating expenses increased $1,163 or 56.10% to. $3,236 compared to $2,073 for the three months ended June 30, 2022. The increase was primarily attributable to an increase in professional fees.

Net Income. Our net income increased $68,502 to $16,696 for the three months ended June 30, 2023, compared to a net loss of ($51,806) for the three months ended June 30, 2022. The increase was primarily due to an increase in unrealized gain on investments.

Liquidity and Capital Resources. During the three months ended June 30, 2023, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $751,637 and $ $753,752 as of June 30, 2023, and December 31, 2022, respectively, consisting of $137,772 and $293,878, respectively, in cash. Our working capital deficit was ($75,201) as of June 30, 2023 and our working capital was $ 310,835 as of December 31, 2022.

We had $115,722 and $96,005 in cash provided by operating activities for the six months ended June 30, 2023 and 2022, respectively.

We had $271,828 and $159,598 cash used by investing activities for the six months ended June 30, 2023 and 2022, respectively. During March and May 2023 Sellavir entered into loan agreements with a related Thai Corporation. The investment includes a premium of $16,038 plus interest rate of 15% per annum. The loan is secured by land located in Thailand.

We had no cash provided by financing activities for the six months ended June 30, 2023 and 2022, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2023.

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

Off-Balance Sheet Arrangements

None.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q, are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

October 6, 2023	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

