Form 10-Q
period 2023-09-30
Quarta-Rad, Inc.
filed 2023-11-13
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2023, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$147,568	$293,878
Accounts receivable	15,087	61,658
Marketable securities, trading	45,994	173,882
Notes receivable - related party - current portion	51,625	-
Inventory	53,466	186,068
Total Current Assets	313,740	715,486

Fixed Assets, Net	1,770	2,370

Other Assets
Notes receivable - related party, net of current portion and discount of $14,432	351,943	-
Interest receivable - related party	26,140	-
Deferred tax asset	42,440	35,896
Total Other Assets	420,523	35,896

TOTAL ASSETS	$736,033	$753,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$120,540	$83,299
Deferred revenue - related party	85,000	187,000
Payable - related parties	206,010	134,352
Total Liabilities	411,550	404,651

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on September 30, 2023 and December 31, 2022, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(Accumulated deficit)	(23,811)	807
Total Stockholders’ Equity	324,483	349,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,033	$753,752

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30. 2023	For the three months ended September 30. 2022	For the nine months ended September 30. 2023	For the nine months ended September 30. 2022

Sales -Quarta Rad, Inc., net	$61,683	$160,757	$260,744	$693,313
Sales - Sellavir, Inc., net - related party	-	-	102,000	94,000
Total sales, net	61,683	160,757	362,744	787,313

Cost of goods sold - Quarta-Rad, Inc.	38,154	133,957	169,975	499,517
Cost of goods sold - Sellavir Inc.	20,599	16,500	61,565	61,158

Gross profit	2,930	10,300	131,204	226,638

Expenses:
General and administrative	12,065	10,112	38,469	37,296
Advertising	15,744	13,559	49,321	33,212
Professional and consulting fees	25,770	32,199	100,671	111,485
Operating expenses	53,579	55,870	188,461	181,993

Net income/(loss) from operations	(50,649)	(45,570)	(57,257)	44,645
Other income/(loss):
Other income - interest and dividends	1	77	302	82
Other expense - foreign currency translation loss	(18,036)	-	(18,036)	-
Other income - interest - related party	13,965	-	27,744	-
Other income - unrealized gain/(loss) on investments	(2,166)	18,390	19,614	(108,580)
Other income - realized loss on investments	-	(29,465)	(3,529)	(43,116)
Net loss before provision for income taxes	(56,885)	(56,568)	(31,162)	(106,969)

Income tax benefit	(11,946)	(11,879)	(6,544)	(22,463)

Net loss	$(44,939)	$(44,689)	$(24,618)	$(84,506)

Loss per share - basic and diluted	$-	$-	$-	$(0.01)
Weighted average shares - basic and diluted	15,674,483	15,674,483	15,674,483	15,674,483

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2023

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net loss	-	-	-	(24,618)	(24,618)
Balance, September 30, 2023	15,674,483	$1,568	$346,726	$(23,811)	$324,483

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Equity
Balance, December 31. 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net loss	-	-	-	(84,506)	(84,506)
Balance, September 30, 2022	15,674,483	$1,568	$346,726	$(98,277)	$250,017

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2023

(Unaudited)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422
Net loss	-	-	-	(44,939)	(44,939)
Balance, September 30, 2023	15,674,483	$1,568	$346,726	$(23,811)	$324,483

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Equity
Balance, June 30, 2022	15,674,483	$1,568	$346,726	$(53,588)	$294,706
Net loss	-	-	-	(44,689)	(44,689)
Balance, September 30, 2022	15,674,483	$1,568	$346,726	$(98,277)	$250,017

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30. 2023	For the nine months ended September 30. 2022

OPERATING ACTIVITIES:
Net loss	$(24,618)	$(84,506)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	600	600
Foreign currency translation loss	18,036	-
Net realized loss on investments	3,529	43,116
Net unrealized (gain)/loss on investments	(19,614)	108,580
Income tax benefit	(6,544)	(22,463)
Changes in operating assets and liabilities:
Accounts receivable	46,571	24,158
Inventory	132,602	(130,253)
Accrued interest receivable - related party	(32,744)	-
Accounts payable and accrued expenses	37,241	11,443
Deferred revenue - related party	(102,000)	220,000
Related party payable	71,658	23,567
Net cashed provided by operating activities	124,717	194,242

INVESTING ACTIVITIES:
Sale of marketable securities, trading	201,894	120,892
Issuance of notes payable - related party	(415,000)	-
Purchase of marketable securities, trading	(57,921)	(328,765)
Net cash used in Investing Activities	(271,027)	(207,873)

Net change in cash	(146,310)	(13,631)
Cash, beginning of period	293,878	260,200
Cash, end of period	$147,568	$246,569

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of September 30, 2023, and the statements of operations and changes in stockholders’ equity/deficit for the three and nine months ended September 30, 2023, and 2022, and the cash flows for nine months ended September 30, 2023 and 2022 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of September 30, 2023, the results of operations and cash flows for the periods ended September 30, 2023, and 2022.

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

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America and Europe. The Company targets homebuilders and home renovation contractors. As noted in RISKS AND UNCERTAINTIES, the Company has encountered certain restrictions in securing inventory and has secured a new supplier.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three and nine months ended September 30, 2023, and 2022, amounted to $15,744, $49,321, $13,559, and $33,212, respectively.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two selling platforms/distributors accounted for 92% of accounts receivable at September 30, 2023 and two selling platforms/distributors accounted for 96% of accounts receivable at December 31. 2022.

Quarta Rad purchased 100% of its inventory through two related parties for the three and nine months ended September 30, 2023, and 2022.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding at during the periods ended September 30, 2023, and 2022.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2023 and December 31. 2022. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at September 30, 2023 about the Company’s financial assets measured at fair value on a recurring basis.

Values on September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$45,994	$-	$-	$45,994

Total assets at fair value, September 30, 2023	$45,994	$-	$-	$45,994

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Values on December 31. 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$173,882	$-	$-	$173,882

Total assets at fair value, December 31. 2022	$173,882	$-	$-	$173,882

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2023 and December 31. 2022, respectively.

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

During the third quarter of 2022, Sellavir billed and received $220,000 from a related party for services to be performed during the fourth quarter of 2022 and throughout 2023. $85,000 is included as deferred revenue-related party at September 30, 2023 and $187,000 at December 31. 2022.

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

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another potential factory to supply inventory in Kazakhstan. A test batch of inventory was sold in October 2023.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. The Company marked the note to Thai Bhat, valued at $243,000, recording a loss on foreign currency translation of $18,036. The amount of unamortized premium at September 30, 2023 is $14,396. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 1, 2028. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 2028. Interest is payable at the end of the loan. The loan is secured by land located in Thailand.

Accrued interest at September 30, 2023 for both loans is $26,140 included as a long-term asset, interest receivable – related party.

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 2023 and December 31. 2022 consisted of:

	September 30,	December 31,
	2023	2022
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(2,235)	(1,635)
Net Property & Equipment	$1,770	$2,370

The Company recognized $200, $600, $200, and $600 in depreciation expense in each period for the three and nine months ended September 30, 2023 and 2022, respectively.

NOTE 6–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date has purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder. Total inventory purchased was $-0- and $436,956 for the nine months ended September 30, 2023, and 2022, respectively. Through May 2022, the Company purchased its inventory directly through QRR. In May 2022, the Company began using Star Systems Corporation (“STAR”), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. $-0- and $213,271 was purchased directly from QRR during the nine months ended September 30, 2023, and 2022, respectively. $-0- and $223,685 was purchased through Star through the nine months ended September 30, 2023 and 2022, $317,294 was purchased through Star during the year ended December 31, 2022. The Company also paid $22,473 to Star during 2022 for upgrades to inventoriable items. The Company owes Star $42,502 as of September 30, 2023 and December 31, 2022. The balances are due on demand and do not incur interest.

During July 2017, the Company entered into an agreement with the Russian Affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of September 30, 2023, and December 31. 2022, is $91,850 and $91,850, respectively. The balances are due on demand and do not incur interest.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

In April 2021, the Company began compensating its CEO, who is the majority shareholder. As of September 30, 2023, the Company has accrued $80,000 for this compensation. The Company expensed $8,000, $24,000, $8,000, and $24,000 for the three and nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, and December 31. 2022, the shareholder is due $71,658 and $-0-, respectively, for expenses paid by the shareholder on behalf of the Company. The shareholder paid for $82,355 and $151,605 in expenses during the nine months ended September 30, 2023, and 2022 respectively. The balances are due on demand and do not incur interest.

Sellavir recognized $-0-, $102,000, $-0- and $94,000 of revenue for the three and nine months ended September 30, 2023, and 2022, respectively from a related entity wholly owned by the majority shareholder of the Company.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three and nine months and nine months ended September 2023 and 2022 is as follows:

For the nine months ended September 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$260,744	102,000	$362,744
Income/(loss) from operations	(89,899)	32,642	(57,257)
Net income/(loss)	$(71,016)	46,398	$(24,618)

For the three months ended September 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$61,683	-	$61,683
Loss from operations	(26,741)	(23,908)	(50,649)
Net income/(loss)	$(21,125)	(23,814)	$(44,939)

For the nine months ended September 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$693,313	$94,000	$787,313
Income from operations	23,107	21,538	44,645
Net income/(loss)	$18,253	$(102,759)	$(84,506)

For the three months ended September 30, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$160,757	$-	$160,757
Income/(loss) from operations	(20,828)	(24,742)	(45,570)
Net loss	$(16,452)	$(28,237)	$(44,689)

Total Assets	As of September 30, 2023	As of December 31, 2022
Quarta-Rad	$243,405	$337,587
Sellavir	492,628	416,165
Total Assets	$736,033	$753,752

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is currently undergoing a multi-year VAT tax examination by certain European tax authorities. As of September 30, 2023, the outcome of these examinations is uncertain, and the Company is disputing any amounts due. The estimated liabilities on the VAT tax exposure could anywhere from $0 to $125,000 based on estimates and information provided to management. The Company believes its exposure is limited to $100,000, which was accrued in 2019. The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, a remainder of $18,715 and $22,498 is included in accounts payable and accrued expenses as of September 30, 2023 and December 31. 2022, respectively. Actual results from this matter could differ from this estimate.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2023 through November 10, 2023. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2023.

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

We continue to focus our business operations on the development of our distribution agreements and reseller network as well as continue to advertise on the Internet. We plan to continue to utilize our website to promote the products to home renovation contractors and other purchasers of detection devices. We are promoting the detection products by advertising our website and marketing to independent distributors and others interested in detection devices. We purchase the products from QRR, which is owned by our minority shareholder and is the original manufacturer for RADEX product line. Under an oral agreement with QRR, we have the exclusive distribution rights for sale of QRR products in Europe, the US, and Asia (excluding China) for a period of 10 years. We sell the products we purchase from QRR directly to third party buyers and to resellers. The purchase terms require us to prepay for the products we purchase at a price that is set forth in each purchase order. In October 2018, our United Kingdom retail platform was suspended due to certain UK restrictions. We are in the process of becoming compliant in order to lift these restrictions and exploring and testing new partners for EU distribution. We initially reserved $100,000 on our balance sheet as accrued expenses in connection with this matter. The Company paid $41,822 during 2020 towards the estimated liability, $35,679 in April 2021, and $3,783 in April 2022. A remainder of $18,715 is included in accounts payable and accrued expenses as of September 30, 2023.

We have secured another factory in Kazakhstan to supply inventory. A test batch of inventory was sold in October 2023.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2023, and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the nine months ended September 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$260,744	$102,000	$362,744
Cost of Good Sold	169,975	61,565	231,540
Gross Profit	90,769	40,435	131,204

Expenses:
General & administrative	35,676	2,793	38,469
Advertising	49,321	-	49,321
Professional and consulting fees	95,671	5,000	100,671
Operating expenses	180,668	7,793	188,461

Net income (loss) from operations	(89,899)	32,642	(57,257)

Interest and dividends	-	302	302
Other expense - foreign currency translation loss		(18,036)	(18,036)
Other income - interest - related party	-	27,744	27,744
Unrealized gain/(loss) on investments	-	19,614	19,614
Realized gain/(loss) on investments	-	(3,529)	(3,529)
Interest expense		-	-
Income tax expense	18,879	(12,335)	6,544

Net income/(loss)	$(71,020)	$46,402	$(24,618)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended September 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$61,683	$-	$61,683
Cost of Good Sold	$38,154	$20,599	$58,753
Gross Profit	$23,529	$(20,599)	$2,930

Expenses:
General & administrative	$9,756	$2,309	$12,065
Advertising	$15,744	$-	$15,744
Professional and consulting fees	$24,770	$1,000	$25,770
Operating expenses	$50,270	$3,309	$53,579

Net income (loss) from operations	$(26,741)	$(23,908)	$(50,649)

Interest and dividends	$-	$1	$1
Other expense - foreign currency translation loss		$(18,036)	$(18,036)
Other income - interest - related party	$-	$13,965	$13,965
Unrealized gain/(loss) on investments	$-	$(2,166)	$(2,166)
Realized gain/(loss) on investments	$-	$-	$-
Interest expense	$-	$-	$-
Income tax expense	$5,616	$6,330	$11,946

Net income/(loss)	$(21,125)	$(23,814)	$(44,939)

Consolidated Totals:

Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022

Revenues. Our net revenues decreased $424,569, or 53.93% to $362,744 for the nine months ended September 30, 2023, compared with $787,313 for the nine months ended September 30, 2022. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $329,135 or 65.90% to $231,540 for the nine months ended September 30, 2023, compared to $560,675 for the comparable period in 2022. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

,

Operating Expenses. For the nine months ended September 30, 2023, our total operating expenses increased $6,468 or .355% to $188,461 compared to $181,663 for the nine months ended September 30, 2022. The increase is primarily attributable to the Company’s increase in recognition of advertising expenses.

Net Income. Our net loss decreased $59,888 to ($24,618) or 70.87% for the nine months ended September 30, 2023 compared to a net loss of ($84,506) for the nine months ended September 30, 2022. The increase was primarily due to a decrease in unrecognized gain on investments.

QUARTA-RAD

Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022

Revenues. Our net revenues decreased $432,569, or 62.39% to $260,744 for the nine months ended September 30, 2023 compared with $693,313 for the nine months ended September 30, 2022. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $329,542 or 65.97% to $169,975 for the nine months ended September 30, 2023, compared to $499,517 for the comparable period in 2022. The decrease was a result of decreased sales.

Operating Expenses. For the nine months ended September 30, 2023, our total operating expenses increased $9,979 or 5.85% to $180,668 compared to $170,689 for the nine months ended September 30, 2022. The increase is primarily attributable to the Company’s increase in advertising expenses.

Net Income. Our net loss increased $89,275 to a net loss of ($71,020) for the nine months ended September 30, 2023, compared to net income of $18,255 for the nine months ended September 30, 2022. The increase was primarily related to a decrease in sales.

SELLAVIR

Nine months ended September 30, 2023, compared with the nine months ended September 30, 2022

Revenues. Our net recognized revenue increased $8,000 or 8.51% to $102,000 for the nine months ended September 30, 2023 compared with $94,000 for the nine months ended September 30, 2022. The increase was due to the timing of recognized revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $407 to $61,565 or 0.67% for the nine months ended September 30, 2023, compared to $61,158 for the comparable period in 2022. The decrease was primarily due to increased contractor costs.

Operating Expenses. For the nine months ended September 30, 2023, our total operating expenses decreased $3,511 or 31.06% to. $7,793 compared to $11,304 for the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in professional fees.

Net Income. Our net income increased $149,163 to $46,402 for the nine months ended September 30, 2023, compared to a net loss of ($102,761) for the nine months ended September 30, 2022. The increase was primarily due to an increase in unrealized gain on investments.

Consolidated Totals:

Three months ended September 30, 2023 compared with the three months ended September 30, 2022

Revenues. Our net revenues decreased $99,074, or 61.63% to $61,683 for the three months ended September 30, 2023, compared with $160,757 for the three months ended September 30, 2022. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $91,704 or 60.95% to $58,753 for the three months ended September 30, 2023 compared to $150,454 for the comparable period in 2022. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the three months ended September 30, 2023, our total operating expenses decreased $2,291 or 4.10% to $53,579 compared to $55,870 for the three months ended September 30, 2022. The increase is primarily attributable to the Company’s increase in recognition of advertising expenses.

Net Income. Our net loss decreased increased $250 or 0.56% to $44,939 for the three months ended September 30, 2023 compared to $44,939 for the three months ended September 30, 2022. The increase was primarily due to a decrease in sales.

QUARTA-RAD

Three months ended September 30, 2023, compared with the three months ended September 30, 2022

Revenues. Our net revenues decreased $99,074, or 61.63% to $61,683 for the three months ended September 30, 2023 compared with $160,757 for the three months ended September 30, 2022. The decrease was due to a decrease in the demand of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $95,803 or 71.52% to $38,154 for the three months ended September 30, 2023, compared to $95,803 for the comparable period in 2022. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended September 30, 2023, our total operating expenses increased $2,644 or 5.55% to $50,270 compared to $47,626 for the three months ended September 30, 2022. The increase is primarily attributable to the Company’s increase in advertising expenses.

Net Income. Our net loss increased $4,673 or 28.40% to a net loss of ($21,125) for the three months ended September 30, 2023, compared to a net loss of ($16,452) for the three months ended September 30, 2022. The increase was primarily related to a decrease in sales.

SELLAVIR

Three months ended September 30, 2023, compared with the three months ended September 30, 2022

Revenues. Our net recognized revenue $-0- for the three months ended September 30, 2023 compared with $-0- for the three months ended September 30, 2022. We did not recognize revenue in either period.

Cost of Goods Sold. Our Cost of Goods Sold increased $4,099 or 24.84%to $20,599 for the three months ended September 30, 2023, compared to $16,500 for the comparable period in 2022. The increase was primarily due to increased contractor costs.

Operating Expenses. For the three months ended September 30, 2023, our total operating expenses decreased $4,935 or 59.86% to. $3,309 compared to $8,244 for the three months ended September 30, 2022. The increase was primarily attributable to an decrease in professional fees.

Net Income. Our net loss decreased $4,423 to ($23,814) for the three months ended September 30, 2023, compared to a net loss of ($28,327) for the three months ended September 30, 2022. The increase was primarily due to an decrease in realized losses on investments.

Liquidity and Capital Resources. During the three months ended September 30, 2023, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $736,033 and $ $753,752 as of September 30, 2023, and December 31, 2022, respectively, consisting of $147,568 and $293,878, respectively, in cash. Our working capital deficit was ($97,810) as of September 30, 2023 and our working capital was $ 310,835 as of December 31, 2022.

We had $124,717 and $194,242 in cash provided by operating activities for the nine months ended September 30, 2023 and 2022, respectively.

We had $271,027 and $207,873 cash used by investing activities for the nine months ended September 30, 2023, and 2022, respectively. During March and May 2023 Sellavir entered into loan agreements with a related Thai Corporation. The investment includes a premium of $16,038 plus interest rate of 15% per annum. The loan is secured by land located in Thailand.

We had no cash provided by financing activities for the nine months ended September 30, 2023 and 2022, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2023.

Plan of Operation

Our business strategy is to continue to market our website (www.quartarad.com). We have used our website to market products for sale to consumers as well to third party distributors. We will continue to strengthen our presence on e-commerce sites. We are also focusing on expanding our reseller network by targeting large consumer retail chains.

The number of detection devices which we will be able to sell will depend upon the success of our marketing efforts through our website and the distributors that we will enter into agreement with to sell the products.

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

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

November 13, 2023	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

