Form 10-K
period 2023-12-31
Quarta-Rad, Inc.
filed 2024-04-01
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1,2024, based upon the last sale price of the common stock of such date: $3,958,717.

The number of shares of the registrant’s common stock issued and outstanding as of April 1, 2024, was 15,659,483.

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

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2022 or 2023.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2023.

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

The Company paid $41,822 during 2020, $35,680 during 2021, and $3,783 during 2022 towards the estimated liability, During April 2023 a final payment was made of $3,783 and the remaining $18,715 reserve reversed in 2023. There was $ZERO and $22,498 due on December 31, 2023 and 2022 respectively.

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

Quarta-Rad, Ltd.’s proprietary tech library is combination of source code, database, firmware and hardware used for measuring and displaying radiation measurements. The source code is for the: (i) RD1212 web program; (ii) RD1212 BT application for Android and iPhone; (iii) Web RadexRead; and (iv) database of radiation measurements

At the end of 2023, we discontinued the RADEX series, thereby eliminating our reliance on Quarta-Rad Ltd, the Russian producer, including any dependency on their firmware. We maintain ownership of the RadexRead component’s source code and are investigating the potential for its compatibility with the SMADEV series. Victor Shvetsky remains responsible for the ongoing maintenance of this product’s source code.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our initial services were focused on offering customized solutions for image processing.. Quarta-Rad had initially acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. The industry’s evolving landscape, particularly the shift from traditional on-premise solutions to cloud-hosted platforms, presents a unique opportunity for Sellavir to introduce a suite of AI-driven products. These products are designed to process live video, audio, as well as meta-data related to the call and agent performance, thereby significantly enhancing the operational efficiency of call centers.

Our target market includes users of prominent platforms such as Genesys and Nice. By developing sophisticated tools that integrate seamlessly with these platforms, we aim to simplify the complex tasks faced by call center operators. Our solutions will not only expedite problem resolution for callers but also refine the overall user experience. By proactively detecting potential issues and either automatically resolving them or equipping agents with the necessary information for resolution, Sellavir intends to revolutionize the call center industry’s approach to customer service and support. This strategic direction underscores our commitment to innovation and excellence in the realm of AI technology, setting a new standard for operational efficiency and customer satisfaction in call centers.

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

At the end of 2023, we discontinued the RADEX series, thereby eliminating our reliance on Quarta-Rad Ltd, the Russian producer, including any dependency on their firmware. We maintain ownership of the RadexRead component’s source code and are investigating the potential for its compatibility with the SMADEV series. Victor Shvetsky remains responsible for the ongoing maintenance of this product’s source code.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we began spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2022 and 2023, we spent $-0- and -0-, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which was used in the manufacture of our RD1212 products.In 2018, we also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period	High Bid	Low Bid
2023	First Quarter	0.45	0.21
	Second Quarter	0.31	0.30
	Third Quarter	0.42	0.30
	Fourth Quarter	1.00	0.15

Year	Period	High Bid	Low Bid
2022	February and March	0.50	0.18
	Second Quarter	0.45	0.18
	Third Quarter	0.45	0.10
	Fourth Quarter	0.35	0.23

Common Stock Currently Outstanding

As of April 1, 2024, we have 15,659,483 shares of our common stock outstanding.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2023 and 2022 and our results of operations for the year ended December 31, 2023 and December 31, 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

In 2022, we generated $1,100,431 in sales, and incurred a net profit of $14,578 In 2023, we generated $508,316 in sales, and incurred a net profit of $44,492. We anticipate that we will be able to increase our revenues. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2023, we had $72,625 in cash on hand in our corporate bank account and liabilities of $289,721, which consisted of $184,477 in related party payables, and $105,244 in accounts payable and accrued expenses We currently have two officers and directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

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

We have secured another factory in Kazakhstan to supply inventory. A test batch of inventory was purchased in December 2023.

During December 2011, Quarta-Rad we acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares on common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad had acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside the radiation measurement. Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2023 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$321,316	$187,000	$508,316
Cost of Good Sold	233,944	91,009	324,953
Gross Profit	87,372	95,991	183,363

Expenses:
General & administrative	28,356	3,162	31,518
Advertising	49,940	-	49,940
Professional and consulting fees	110,671	4,000	114,671
Operating expenses	188,967	7,162	196,129

Net income (loss) from operations	(101,595)	88,829	(12,766)

Interest and dividends	-	303	303
Other expense - foreign currency translation loss	-	(36)	(36)
Other income - interest - related party	-	46,578	46,578
Unrealized gain on investments	-	25,769	25,769
Realized loss on investments	-	(3,529)	(3,529)
Interest expense	-	-	-
Income tax benefit/(expense)	21,335	(33,162)	(11,827)

Net income/(loss)	$(80,260)	$124,752	$44,492

Revenues for the year ended December 31, 2023 were $508,316 comprised of $321,316 from Quarta-Rad and $187,000 from Sellavir.

Operating expenses for the year ended December 31, 2023 were $196,129 comprised of $188,967 from Quarta-Rad and $7,162 from Sellavir.

Income tax expense/benefit for the year ended December 31, 2023 was $11,827 net expense, comprised of $21,335 income tax benefit from Quarta-Rad and $33,162 income tax expense from Sellavir.

Net Income for the year ended December 31, 2023 was $44,492, comprised of $80,260 net loss from Quarta-Rad and a $124,752 net income from Sellavir.

FOR YEAR ENDED DECEMBER 31, 2022:

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

Revenues for the year ended December 31, 2022 were $1,100,431 comprised of $973,431 from Quarta-Rad and $127,000 from Sellavir.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, foreign investments and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

Accounts Receivable

Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2023 and 2022, respectively.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2023 and 2022, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Revenues. Our net revenues decreased $592,115, or 53.81%, to $508,316 for the year ended December 31, 2023, compared with $1,100,431 for comparable period in 2022. The decrease was primarily due to a decrease in revenue recognized through Quarta-Rad due to temporary distribution restrictions.

Cost of Goods Sold. Our Cost of Goods Sold decreased $378,828, or 53.83% to $324,953 for the year ended December 31, 2023, compared to $703,781 for the comparable period in 2022. The decrease is due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2023, our total operating expenses decreased $63,077 or 24.33%, to $196,129 compared to $259,206 for the comparable period in 2022. Operating expenses were comprised of general and administrative expenses, professional and consulting fees advertising costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, decreased $9,982 or 10.92%, to $81,458 for the year ended December 31, 2023 from $91,440 for the comparable period in 2022. The decrease is primarily attributable to a full year of Sellavir expenses.

●	Professional and consulting fees decreased $53,095 or 31.65% for the year ended December 31, 2023, to $114,671 from $167,766 for the comparable period in 2022. The decrease primarily due to reduced professional fees through Quarta-Rad.

Net Income. Our net income increased by $29,914 to $44,492 or 205.20% for the year ended December 31, 2023, compared to $14,578 for the year ended December 31, 2022. The increase is primarily attributable to a reduction of expenses in 2023 and an increase in investment income through Sellavir.

QUARTA-RAD

For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Revenues Our net revenues decreased $652,115, or 66.99%, to $321,316 for the year ended December 31, 2023 compared with $973,431 or comparable period in 2022. The decrease was primarily due to temporary distribution restrictions.

Cost of Goods Sold. Our Cost of Goods Sold decreased $388,179 or 62.40% to $233,944 for the year ended December 31, 2023, compared to $622,123 for the comparable period in 2022. The decrease is primarily due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2023, our total operating expenses decreased $56,735 or 23.09%, to $188,967 compared to $245,704 for the comparable period in 2022. The decrease was attributable to a decrease in professional fees.

Net Loss. Our net loss increased by $163,689 to a net loss of <$80,260> for the year ended December 31, 2023 compared to net income of $83,429 for the year ended December 31, 2022. The increase is primarily attributable to a reduction of sales in 2023.

SELLAVIR

For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Revenues Our net revenues increased $60,000 or 47.24% to $187,000 for the year ended December 31, 2023 compared with $127,000 for comparable period in 2022. The increase was due to research and development of current technology.

Cost of Goods Sold. Our Cost of Goods Sold increased $9,351 or 11.45% to $91,009 for the year ended December 31, 2023, compared to $81,658 for the comparable period in 2022. The increase is due to direct project costs.

Operating Expenses. For the year ended December 31, 2023, our total operating expenses decreased $6,342 or 46.96%, to $7,162 compared to $13,504 for the comparable period in 2022. The decrease was attributable to a decrease in professional fees and general and administrative expenses.

Net Income. Our net income increased $193,603 to net income of $124,752 for the year ended December 31, 2023 compared to a net loss of <$68,851> for the year ended December 31, 2022. The increase is primarily attributable an increase in sales and investment income.

Liquidity and Capital Resources. During the year ended December 31, 2023, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $683,314 and $753,752 as of December 31, 2023 and December 31, 2022, respectively, consisting of $72,625 and $293,878, respectively, in cash. Our working capital was a deficit of $46,448 of as December 31, 2023 and our working capital surplus was $310,835 as of December 31, 2022.

Our total liabilities were $289,721 and $404,651 as of December 31, 2023 and December 31, 2022, respectively.

Our stockholders’ equity was $393,593 and $349,101 as of December 31, 2023 and 2022, respectively. Our retained earnings were $45,299 and $807 as of December 31, 2023 and December 31, 2022, respectively.

We had $49,773 and $200,206 in cash provided by operating activities for the year ended December 31, 2023 and 2022, respectively.

We had $271,026 and $166,348 in cash used by investing activities for year ended December 31, 2023 and 2022, respectively.

We had no cash provided by financing activities for the year ended December 31, 2023 and 2022, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of April 1, 2024.

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

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit. The Company has deferred tax assets of $24,069.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2023 and 2022, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions including Revenue Recognition

Description of the Matters:

As discussed in Notes 2 and 7to the financial statements, the Company generated revenues from a related party. Our auditing of the recognition of revenue was complex and is based on a thorough understanding of the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

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

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditor since 2022.

San Diego, California

April 1, 2024

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$72,625	$293,878
Accounts receivable	7,289	61,658
Marketable securities, trading	52,148	173,882
Notes receivable - related party - current portion	80,813	-
Inventory	30,398	186,068
Total Current Assets	243,273	715,486

Fixed Assets, Net	1,570	2,370

Other Assets
Notes receivable - related party, net of current portion and discount of $13,630	341,557	-
Interest receivable - related party	44,172	-
Trade receivable	28,673	-
Deferred tax asset	24,069	35,896
Total Other Assets	438,471	35,896

TOTAL ASSETS	$683,314	$753,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$105,244	$83,299
Deferred revenue - related party	-	187,000
Payable - related parties	184,477	134,352
Total Liabilities	289,721	404,651

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on December 31, 2023 and December 31, 2022, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(Accumulated deficit)	45,299	807
Total Stockholders’ Equity	393,593	349,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,314	$753,752

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022

Sales -Quarta Rad, Inc., net	$321,316	$973,431
Sales - Sellavir, Inc., net - related party	187,000	127,000

Total sales, net	508,316	1,100,431

Cost of goods sold - Quarta-Rad, Inc.	233,944	622,123
Cost of goods sold - Sellavir Inc.	91,009	81,658

Gross profit	183,363	396,650

Expenses:
General and administrative	31,518	47,705
Advertising	49,940	43,735
Professional and consulting fees	114,671	167,766
Operating expenses	196,129	259,206

Net income from operations	(12,766)	137,444
Other income - interest and dividends	303	285
Other expense - foreign currency translation loss	(36)	-
Other income - interest - related party	46,578	-
Other income - unrealized gain/(loss) on investments	25,769	(78,158)
Other income - realized loss on investments	(3,529)	(41,118)
Net income before provision for income taxes	56,319	18,453

Income tax benefit	11,827	3,875

Net income	$44,492	$14,578

Income per share - basic and diluted	$-	$-
Weighted average shares - basic and diluted	15,674,483	15,674,483

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	15,674,483	$1,568	$346,726	$(13,771)	$334,523
Net income	-	-	-	14,578	14,578
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	44,492	44,492
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022

OPERATING ACTIVITIES:
Net income	$44,492	$14,578

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	800	800
Foreign currency translation loss	36	-
Net realized loss on investments	3,529	41,118
Net unrealized (gain)/loss on investments	(25,769)	78,158
Income tax benefit	11,827	3,875
Changes in operating assets and liabilities:
Accounts receivable	54,369	3,406
Accounts receivable - related party	-	-
Inventory	155,670	(99,281)
Trade receivables	(28,673)
Accrued interest receivable - related party	(51,578)	-
Accounts payable and accrued expenses	21,945	3,778
Deferred revenue - related party	(187,000)	187,000
Related party payable	50,125	(33,406)
Net cashed provided by operating activities	49,773	200,026

INVESTING ACTIVITIES:
Sale of marketable securities, trading	201,894	259,133
Purchase of marketable securities, trading	(57,920)	(425,481)
Issuance of notes payable - related party	(415,000)	-
Net cash used in Investing Activities	(271,026)	(166,348)

Net change in cash	(221,253)	33,678
Cash, beginning of period	293,878	260,200
Cash, end of period	$72,625	$293,878

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

QUARTA-RAD, INC.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

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

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2023.

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

Significant estimates made by management include, among others, provisions for the valuation of related party notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Advertising

The Company expenses advertising costs, primarily consisting of Amazon and other online marketing including search optimization, and placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2023 and 2022 amounted to $49,940 and $43,735, respectively.

Accounts Receivable

Accounts Receivable amounts from sales to various suppliers and online platforms. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2023 and 2022, respectively.

Quarta-Rad sold certain inventory held on consignment to a third party supplier for $55,734 payable in equal installments over ten years through October 2033. The Company recorded a discount of $21,488, using a 10% discount rate, related to the transaction The discount was recorded as a reduction of revenues. The current portion is included in Accounts Receivable with the remainder included in long-term trade receivables. Payments are due each October through 2033.

Notes Receivable – related party

Notes Receivable – related party consists of loan agreements entered into by Sellavir discussed in Note 3.

Amounts payable marked to value in functional currency at the balance sheet date where the Company records foreign translation gain or loss. The Company’s functional currency is the United States Dollar.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

Two selling platforms/distributors accounted for 88% of accounts receivable at December 31, 2023 and two selling platforms/distributors accounted for 96% of accounts receivable at December 31, 2022.

Quarta Rad purchased 100% of its inventory through a third party in 2023. Quarta Rad purchased 100% of its inventory through two related party vendors during 2022.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale. The Company maintains an inventory reserve for damaged and obsolete inventory. The balance of the reserve was $6,000 and $6,000 at December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2020 through 2023 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive instruments at December 31, 2023 and 2022.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2023 and 2022.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at December 31, 2023 and 2022 about the Company’s financial assets measured at fair value on a recurring basis

Values at December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$52,148	$-	$-	$52,148

Total assets at fair value	$52,148	$-	$-	$52,148

Values at December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$173,882	$-	$-	$173,882

Total assets at fair value	$173,882	$-	$-	$173,882

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2023 and December 31, 2022, respectively.

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

During 2022, Sellavir billed and received $220,000 from a related party for services to be performed, for AI consulting and development, during 2022 and throughout 2023. $187,000 is included as deferred revenue-related party at December 31, 2022 and $-0- at December 31, 2023. The remaining amount was recognized as income in 2023.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). This ASU amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. The Company adopted ASU 2016-13 effective January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory has been adversely impacted.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another potential factory to supply inventory in Kazakhstan, which received a shipment of 200 units at year-end.

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales.. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. The industry’s evolving landscape, particularly the shift from traditional on-premise solutions to cloud-hosted platforms, presents a unique opportunity for Sellavir to introduce a suite of AI-driven products.

NOTE 3–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellavir to receive 3% of the selling price of the secured property. The Company marked the note to Thai Bhat, valued at $261,072 recording a loss on foreign currency translation of $36 at December 31, 2023. The amount of unamortized premium at December 31, 2023 is $13,360. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 1, 2028. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellvir to receive 3% of the selling price of the secured property. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 2028. Interest is payable at the end of the loan. The loan is secured by land located in Thailand.

Accrued interest at December 31, 2023 for both loans is $44,172 included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2024	$48,938	$31,875	$80,813
2025	65,260	42,500	107,760
2026	65,260	42,500	107,760
2027	65,260	42,500	107,760
2028	16,350	15,625	31,975
Totals	$261,068	$175,000	$436,068

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2023 & 2022 consisted of:

	2023	2022
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(2,435)	(1,635)
Net Property & Equipment	$1,570	$2,370

The Company recognized $800 and $800 in depreciation expense for the years ended December 31, 2023 and 2022 respectively.

NOTE 5–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2023 and 2022 are summarized below:

	2023	2022
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	11,827	3,875
State	-	-
Change in valuation allowance	-	-
Total deferred	11,827	3,875
Income tax provision (benefit)	$11,827	$3,875

At December 31, 2023, the Company had federal net operating loss carry forwards of approximately $69,000 which may be offset against future taxable income through 2039.

At December 31, 2023 and 2022, deferred tax assets (liabilities) consist of the following:

	2023	2022

Net operating loss carry-forwards	$14,777	$3,651
Inventory reserve	1,260	1,260
Accrued interest – related party	(9,781)	-
Accrued expenses – related party	(7,560)	-
Unrealized loss on investments	25,373	30,785
Total deferred tax assets	24,069	35,696
Less: valuation allowance	-	-

Net deferred tax assets	$24,069	$35,696

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2023 and 2022 to the effective tax rate is as follows:

	2023	2022
Expected federal tax	21.00%	21.00%

Valuation allowance		%

Total	21%	21%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2023 and 2022. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2023 and 2022. The Company’s income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are, including prior year net operating losses.

NOTE 6–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no-par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

NOTE 7–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder through 2022. During 2023 the Company began purchasing inventory through a supplier in Kazakhstan. Total inventory purchased from QRR was $-0- and $468,679 for 2023 and 2022, respectively. Through May 2022, the Company purchased its inventory directly through QRR. $-0- and $151,385 was purchased directly from QRR during the years ended December 31, 2023 and 2022, respectively. The Company owed QRR $-0- for inventory purchases as of December 31, 2023 and 2022.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. $-0- and $317,294 was purchased through Star during the years ended December 31, 2023 and 2022, respectively. The Company paid a mark-up of $-0- and $27,986 during the year ended December 31, 2023, and 2022 respectively. The Company also paid $22,473 to Star during 2022 for upgrades to inventoriable items. The Company owes Star $42,502 and $42,502 on December 31, 2023, and 2022 respectively. The balances are due on demand and do not incur interest.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of December 31, 2023 and 2022, is $91,850 and $91,850 respectively. The balances are due on demand and do not accrue interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $32,000 and $32,000 for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023 and 2022 the Company has accrued $88,000 and $56,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of December 31, 2023 and 2022, is due $56,125 and $-0-, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

During 2023 and 2022, the Company, through Sellavir, Inc recognized $187,000 and $127,000, respectively, in services to STAR to develop software.

See Note 3 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the years ended December 31, 2023 and 2022 is as follows:

For the year ended December 31, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$321,316	$187,000	$508,316
Income/(loss) from operations	(101,595)	88,829	(12,766)
Net income/(loss)	$(80,260)	$124,752	$44,492

For the year ended December 31, 2022
	Quarta-Rad	Sellavir	Consolidated
Revenues	$973,431	127,000	$1,100,431
Income from operations	105,606	31,838	137,444
Net income/(loss)	$83,427	(68,849)	$14,578

Total Assets	As of December 31, 2023	As of December 31, 2022
Quarta-Rad	$151,789	$337,587
Sellavir	531,525	416,165
Total Assets	$683,314	$753,752

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company had a multi-year VAT tax examination by certain European tax authorities. The Company had originally accrued $100,000 in 2019 and made payment of $81,825 in payments through 2023. A balance of $-0- and $18,175 was included in accrued expenses at December 31, 2023 and 2022 respectively. An amount of $18,175 was written of in 2023 due to the expiration of the statute of limitations.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2023, through April 1, 2024. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

During January 2024, Sellavir reduced the interest rates on certain related party notes, referenced in Note 3, to 10% from 15% and that Sellavir will receive 3% of the selling price of the secured property.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective as of December 31, 2023 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management and the Company’s independent auditor as of December 31, 2023:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2023, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	49	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	45	President and Director

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on April 17, 2024. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2023 and 2022, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1 Victor Shvetsky CEO, CFO and Director
	2023	$32,000	-	-	-	-	-	-	$32,000
	2022	32,000	-	-	-	-	-	-	32,000

2 Alexey Golovanov, President
	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2023 and 2022.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2023, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 17, 2024, we had 15,659,483 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2023 and 2022, we purchased $-0- and $506,834, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2023 and 2022, we owed Quarta-Rad Russia $91,850 and $91,850 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2023 and 2022 primarily relates to the development contract.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2023 and 2022:

	2023	2022

Audit Fees	$51,601	$48,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$51,601	$48,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2023 and 2022, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

For the 2023 and 2022 audits, our Director has considered the nature and amount of fees billed or expected to be billed by DBB McKennon, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DBB’s independence.

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

