Form 10-Q
period 2024-03-31
Quarta-Rad, Inc.
filed 2024-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2024, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$50,068	$72,625
Accounts receivable	7,373	7,289
Marketable securities, trading	36,503	52,148
Notes receivable - related party - current portion	-	80,813
Inventory	23,558	30,398
Total Current Assets	117,502	243,273

Fixed Assets, Net	1,370	1,570

Other Assets
Notes receivable - related party, net of current portion and discount of $12,858 and $13,630 on March 31, 2024 and December 31, 2023, respectively.	409,489	341,557
Interest receivable - related party	43,604	44,172
Trade receivable	29,529	28,673
Deferred tax asset	34,976	24,069
Total Other Assets	517,598	438,471

TOTAL ASSETS	$636,470	$683,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$115,729	$105,244
Payable - related parties	218,799	184,477
Total Liabilities	334,528	289,721

Commitments and Contingencies	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on March 31, 2024 and December 31, 2023, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(accumulated deficit)	(46,352)	45,299
Total Stockholders’ Equity	301,942	393,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,470	$683,314

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Sales -Quarta Rad, Inc., net	$22,042	$136,979
Sales - Sellavir, Inc., net - related party	-	62,000

Total sales, net	22,042	198,979

Cost of goods sold - Quarta-Rad, Inc.	10,249	100,565
Cost of goods sold - Sellavir Inc.	-	22,731

Gross profit	11,793	75,683

Expenses:
General and administrative	45,842	12,418
Advertising	-	17,093
Professional and consulting fees	28,509	33,400
Operating expenses	74,351	62,911

Net income/(loss) from operations	(62,558)	12,772
Other income - interest and dividends	1	294
Other expense - foreign currency translation loss	(13,683)	-
Other income - interest - related party	11,703	-
Other expense - loss on loan modification	(11,469)	-
Other income - unrealized gain/(loss) on investments	(15,645)	54,471
Other income - realized loss on investments	-	(25,040)
Net income/(loss) before provision for income taxes	(91,651)	42,497

Income tax expense/(benefit)	-	8,924

Net income/(loss)	$(91,651)	$33,573

Income/(loss) per share - basic and diluted	$(0.01)	$-
Weighted average shares - basic and diluted	15,674,483	15,674,483

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings/(Accumlated Deficit)	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(91,651)	(91,651)
Balance, March 31, 2024	15,674,483	$1,568	$346,726	$(46,352)	$301,942

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	33,573	33,573
Balance, March 31, 2023	15,674,483	$1,568	$346,726	$34,380	$382,674

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

OPERATING ACTIVITIES:
Net income/(loss)	$(91,651)	$33,573

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	200	200
Foreign currency translation loss	13,683	-
Amortization of discount	(802)	-
Net realized loss on investments	-	25,040
Net unrealized (gain)/loss on investments	15,645	(54,471)
Income tax expense/(benefit)	-	8,924
Changes in operating assets and liabilities:
Accounts receivable	(84)	37,444
Inventory	6,840	75,340
Trade receivables	(856)	-
Accrued interest receivable - related party	568	-
Accounts payable and accrued expenses	10,485	32,958
Deferred revenue - related party	-	(62,000)
Deferred taxes	(10,907)	-
Related party payable	34,322	-
Net cashed provided/(used) by operating activities	(22,557)	97,008

INVESTING ACTIVITIES:
Sale of marketable securities, trading	-	72,004
Issuance of notes payable - related party	-	(245,000)
Purchase of marketable securities, trading	-	(57,921)
Net cash used in Investing Activities	-	(230,917)

Net change in cash	(22,557)	(133,909)
Cash, beginning of period	72,625	293,878
Cash, end of period	$50,068	$159,969

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$10,907	$-

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of March 31, 2024, and the statements of operations and changes in stockholders’ equity for the three months ended March 31, 2024, and 2023, and the cash flows for three months ended March 31, 2024, and 2023 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of March 31, 2024, the results of operations and cash flows for the periods ended March 31, 2024, and 2023.

The condensed and consolidated balance sheet as of December 31. 2023 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31. 2023.

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

Significant estimates made by management include, among others, provisions for the valuation of related party revenue,and notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three ended March 31, 2024, and 2023, amounted to $-0- and $17,093, respectively.

Notes Receivable – related party

Notes Receivable – related party consists of loan agreements entered into by Sellavir discussed in Note 4. Amounts payable marked to value in functional currency at the balance sheet date where the Company records foreign translation gain or loss. The Company’s functional currency is the United States Dollar.

Concentration of Credit Risk

Credit is extended to online platforms and suppliers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

One selling platform/distributor accounted for 92% of accounts receivable at March 31, 2024 and two selling platforms/distributors accounted for 88% of accounts receivable at December 31. 2023.

Quarta Rad purchased 100% of its inventory through a third party in 2023.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended March 31, 2024, and 2023.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2024 and December 31. 2023. Marketable securities are level one assets recorded at fair value.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at March 31, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

Values on March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$36,503	$-	$-	$36,503

Total assets at fair value, March 31, 2024	$36,503	$-	$-	$36,503

Values on December 31. 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$52,148	$-	$-	$52,148

Total assets at fair value, December 31. 2023	$52,148	$-	$-	$52,148

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2024 and December 31. 2023, respectively.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over a product to a customer when a product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfilment cost and are included in cost of product sales.

We recognize consulting revenue over time as services are performed.

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory from Russia has been impacted.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another factory to supply inventory in Kazakhstan, which received a shipment of 200 units at the end of 2023. The units were partially sold during the first quarter of 2024.

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

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% and for Sellavir to receive 3% of the selling price of the secured property. The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $247,317 and $261,072 recording a loss on foreign currency translation of $13,683 and $36 at March 31, 2024 and December 31, 2023, respectively. The amount of unamortized premium at March 31, 2024 and December 31, 2023 is $12,858 and $13,362, respectively. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 1, 2029. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% and for Sellvir to receive 3% of the selling price of the secured property. The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2024, with quarterly principal payments due through April 2029. Interest is payable at the end of the loan. The loan is secured by land located in Thailand.

During January 2024, both notes were amended to provide a one year extension for all payment due dates.

Accrued interest at March 31, 2024 and December 31, 2023 for both loans is $43,604 and $44,172, respectively, included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2025	$46,366	$31,875	$78,241
2026	$61,830	42,500	104,330
2027	61,830	42,500	104,330
2028	61,830	42,500	104,330
2029	15,491	15,625	31,116
Totals	$247,347	$175,000	$422,347

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2024 and December 31. 2023 consisted of:

	March 31,	December 31,
	2024	2023
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(2,635)	(2,435)
Net Property & Equipment	$1,370	$1,570

The Company recognized $200, and $200 in depreciation expense in each period for the three ended March 31, 2024 and 2023, respectively.

NOTE 6–RELATED PARTY TRANSACTIONS

During July 2017, the Company entered into an agreement with Quarta Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of March 31, 2024, and December 31. 2023, is $91,850 and $91,850, respectively. The balances are due on demand and do not incur interest.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. The Company owes Star $42,502 and $42,502 on March 31, 2024 and December 31, 2023, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000 and $8,000 for the three months ended March 31,, 2024, and 2023, respectively. As of March 31, 2024 and December 31, 2023 the Company has accrued $96,000 and $88,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of March 31, 2024 and December 31, 2023, is due $73,221 and $38,899, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

Sellavir recognized $-0- and $62,000 of revenue for the three months ended March 31, 2024, and 2023, respectively m un services to STAR to develop software.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Segment information for the three months and nine months ended September 2024 and 2023 is as follows:

For the three months ended March 31, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$22,042	-	$22,042
Loss from operations	(37,164)	(25,394)	(62,558)
Net loss	$(29,360)	(62,291)	$(91,651)

For the three months ended March 31, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$136,979	$62,000	$198,979
Income/(loss) from operations	(25,249)	38,021	12,772
Net income/(loss)	$(19,943)	$53,516	$33,573

Total Assets	As of March 31, 2024	As of December 31, 2023
Quarta-Rad	$138,903	$151,789
Sellavir	497,567	531,525
Total Assets	$636,470	$683,314

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2024 through May 15, 2024. Based on its evaluation, other than the note below there is nothing to be disclosed herein.

During April 2024, a minority shareholder sold and board member, sold their entire interest and resigned from the board.

The notes receivable in NOTE 4 were amended to extend the payment dates one year, including the payment due April 1, 2024.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended March 31, 2024 and 2023. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2024.

During December 2020, we acquired Sellavir, Inc. Sellavir is an AI company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies.

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary through March 31, 2024. In April 2024, Mr. Golovanov resigned from the Company . Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers.

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

We have secured another factory in Kazakhstan to supply inventory. A test batch of inventory was purchased in December 2023 and partially sold during the first three months of 2024.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc. in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

- recognizing the potential in the call center industry and leveraging Sellavir's, we are set to launch a new product specifically designed to simplify the use of complex cloud-based call center platforms. This product will be offered as a monthly subscription service, which is anticipated to provide a steady and predictable stream of revenue.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2024, and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the three months ended March 31, 2024, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$22,042	-	$22,042
Cost of Good Sold	10,249	-	10,249
Gross Profit	11,793	-	11,793

Expenses:
General & administrative	21,948	23,894	45,842
Advertising	-	-	-
Professional and consulting fees	27,009	1,500	28,509
Operating expenses	48,957	25,394	74,351

Net loss from operations	(37,164)	(25,394)	(62,558)

Interest and dividends	-	1	1
Other expense - foreign currency translation loss		(13,683)	(13,683)
Other income - interest - related party	-	11,703	11,703
Other expense - loss on loan modification		(11,469)	(11,469)
Unrealized gain/(loss) on investments	-	(15,645)	(15,645)

Net loss	$(29,360)	$(62,291)	$(91,651)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$136,979	$62,000	$198,979
Cost of Good Sold	100,565	22,731	123,296
Gross Profit	36,414	39,269	75,683

Expenses:
General & administrative	12,165	253	12,418
Advertising	17,093	-	17,093
Professional and consulting fees	32,400	1,000	33,400
Operating expenses	61,658	1,253	62,911

Net income (loss) from operations	(25,244)	38,016	12,772

Interest and dividends	-	294	294
Unrealized gain/(loss) on investments	-	54,471	54,471
Realized gain/(loss) on investments		(25,040)	(25,040)
Income tax expense	5,301	(14,225)	(8,924)

Net income/(loss)	$(19,943)	$53,516	$33,573

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the three months ended March 31, 2024 and 2023, respectively, together with notes thereto.

Consolidated Totals:

Three months ended March 31, 2024 compared with the three months ended March 31, 2023

Revenues. Our net revenues decreased $176,937, or 88.92% to $22,042 for the three months ended March 31, 2024, compared with $198,979 for the three months ended March 31, 2023. The reduction was primarily attributable to the sales of our RD1503 model and reduction in recognized Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $113,047 or 91.69% to $10,249 for the three months ended March 31, 2024 compared to $123,296 for the comparable period in 2023. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the three months ended March 31, 2024, our total operating expenses increased $11,440 to $74,351 compared to $62,911 for the three months ended March 31, 2023. The increase is primarily attributable to increased professional fees and outside services.

Net Income. Our net loss increased $125,224 to a net loss of ($91,651) for the three months ended March 31, 2024 compared to net income of $33,573 for the three months ended March 31, 2023. The increase was primarily due to a decrease in sales.

QUARTA-RAD

Three months ended March 31, 2024, compared with the three months ended March 31, 2023

Revenues. Our net revenues decreased $114,937, or 83.91% to $22,042 for the three months ended March 31, 2024, compared with $136,979 for the three months ended March 31, 2023. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $90,316 or 89.81% to $10,249 for the three months ended March 31, 2024, compared to $100,565 for the comparable period in 2023. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended March 31, 2024, our total operating expenses decreased $12,701 or 20.6% to $48,957 compared to $61,658 for the three months ended March 31, 2023. The decrease is primarily attributable to a reduction in advertising expense.

Net Loss. Our net loss increased $9,417 or 47.22% to a net loss of ($29,360) for the three months ended March 31, 2024, compared to a net loss of ($19,943) for the three months ended March 31, 2023. The increase was primarily due to a reduction in sales.

SELLAVIR

Three months ended March 31, 2024, compared with the three months ended March 31, 2023

Revenues. Our net recognized revenue decreased $62,000 to $-0- for the three months ended March 31, 2024 compared with $62,000 for the three months ended March 31, 2023. The decrease is due to timing or revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold decreased $22,731 or 100.00% to $-0- for the three months ended March 31, 2024, compared to $22,731 for the comparable period in 2022. The decrease was primarily due to the classification of contractor costs.

Operating Expenses. For the three months ended March 31, 2024, our total operating expenses increased $24,141 or 1,926.66% to. $25,394 compared to $1,253 for the three months ended March 31, 2023. The increase was primarily attributable to the classification of contractor costs.

Net Income. Our net loss increased $115,807 to ($62,291) for the three months ended March 31, 2024, compared to net income of $53,516 for the three months ended March 31, 2023. The increase was primarily due to a reduction in sales and unrealized gain on investments.

Liquidity and Capital Resources. During the three months ended March 31, 2024, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $636,470 and $683,314 as of March 31, 2024, and December 31, 2023, respectively, consisting of $50,068 and $72,625, respectively, in cash. Our working capital deficit was ($217,026) and ($46,448) as of March 31, 2024 and December 31, 2023, respectively.

We had $22,557 used by and $97,008 in cash provided by operating activities for the three months ended March 31, 2024 and 2023, respectively.

We had $-0- and $230,917 cash used by investing activities for the three months ended March 31, 2024 and 2023, respectively. During March and May 2023 Sellavir entered into loan agreements with a related Thai Corporation. The investment includes a premium of $16,038 plus interest rate of 15% per annum. The loan is secured by land located in Thailand.

We had no cash provided by financing activities for the three months ended March 31, 2024 and 2023, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2024.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended March 31, 2024.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at March 31, 2024 and December 31, 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

May 15, 2024	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

