Form 10-Q
period 2024-06-30
Quarta-Rad, Inc.
filed 2024-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Registrant’s telephone number, including area code: 732-887-8511

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2024, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$63,734	$72,625
Accounts receivable	5,573	7,289
Marketable securities, trading	38,824	52,148
Notes receivable - related party - current portion	25,931	80,813
Inventory	8,397	30,398
Total Current Assets	142,459	243,273

Fixed Assets, Net	1,170	1,570

Other Assets
Notes receivable - related party, net of current portion and discount of $12,026 and $13,360 at June 30, 2024 and December 31, 2023, respectively	356,411	341,557
Interest receivable - related party	54,505	44,172
Trade receivable	30,385	28,673
Deferred tax asset	34,976	24,069
Total Other Assets	476,277	438,471

TOTAL ASSETS	$619,906	$683,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$116,600	$105,244
Payable - related parties	263,708	184,477
Total Liabilities	380,308	289,721

Commitments and Contingencies – Note 8	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on June 30, 2024 and December 31, 2023, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(accumulated deficit)	(108,696)	45,299
Total Stockholders’ Equity	239,598	393,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$619,906	$683,314

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Sales -Quarta Rad, Inc., net	$29,044	$62,082	$51,086	$199,061
Sales - Sellavir, Inc., net - related party	-	40,000	-	102,000

Total sales, net	29,044	102,082	51,086	301,061

Cost of goods sold - Quarta-Rad, Inc.	18,424	31,256	28,673	131,821
Cost of goods sold - Sellavir Inc.	-	18,235	-	40,966

Gross profit	10,620	52,591	22,413	128,274

Expenses:
General and administrative	53,725	13,986	99,567	26,404
Advertising	-	16,484	-	33,577
Professional and consulting fees	30,837	41,501	59,346	74,901
Operating expenses	84,562	71,971	158,913	134,882

Net income/(loss) from operations	(73,942)	(19,380)	(136,500)	(6,608)
Other income - interest and dividends	1	7	2	301
Other expense - foreign currency translation loss	(2,427)	-	(16,110)	-
Other income - interest - related party	11,703	13,779	23,406	13,779
Other expense - loss on loan modification	-	-	(11,469)	-
Other income - unrealized gain/(loss) on investments	2,321	(32,691)	(13,324)	21,780
Other income - realized gain/(loss) on investments	-	21,511	-	(3,529)
Net income/(loss) before provision for income taxes	(62,344)	(16,774)	(153,995)	25,723

Income tax expense/(benefit)	-	(3,522)	-	5,402

Net income/(loss)	$(62,344)	$(13,252)	$(153,995)	$20,321

Income/(loss) per share - basic and diluted	$-	$-	$(0.01)	$-

Weighted average shares - basic and diluted	15,674,483	15,674,483	15,674,483	15,674,483

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(153,995)	(153,995)
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	20,321	20,321
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	15,674,483	$1,568	$346,726	$(46,352)	$301,942
Net loss	-	-	-	(62,344)	(62,344)
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, March 31, 2023	15,674,483	$1,568	$346,726	$34,380	$382,674
Net loss	-	-	-	(13,252)	(13,252)
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

OPERATING ACTIVITIES:
Net income/(loss)	$(153,995)	$20,321

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	400	400
Loss on loan modification	11,469	-
Foreign currency translation loss	16,110	-
Amortization of note premium	(1,604)	-
Net realized loss on investments	-	3,529
Net unrealized (gain)/loss on investments	13,324	(21,780)
Income tax expense/(benefit)	-	5,402
Deferred income tax	(10,907)	-
Changes in operating assets and liabilities:
Accounts receivable	1,716	44,195
Inventory	22,001	104,068
Trade receivables	(1,712)	-
Miscellaneous receivable - related party	-	(5,000)
Accrued interest receivable - related party	(21,802)	(13,779)
Accounts payable and accrued expenses	11,356	28,108
Deferred revenue - related party	-	(102,000)
Deferred tax	-	-
Related party payable	79,231	51,456
Net cashed provided/(used) by operating activities	(34,413)	114,920

INVESTING ACTIVITIES:
Sale of marketable securities, trading	-	201,894
Issuance of notes receivable - related party	-	(415,000)
Payments on notes receivable – related party	25,522	-
Purchase of marketable securities, trading	-	(57,920)
Net cash provide/(used) by Investing Activities	25,522	(271,026)

Net change in cash	(8,891)	(156,106)
Cash, beginning of period	72,625	293,878
Cash, end of period	$63,734	$137,772

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$10,907	$-

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of June 30, 2024, and the statements of operations and changes in stockholders’ equity for the three and six months ended June 30, 2024, and 2023, and the cash flows for three and six months ended June 30, 2024, and 2023 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of June 30, 2024, the results of operations and cash flows for the periods ended March 31, 2024, and 2023.

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

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. Beginning September 2024, Sellavir will be receiving regular monthly revenue and any shortfalls will be funded with related party loans. The Company is also implanting new strategies to expand the sale of Geiger counters.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America and Europe. The Company targets homebuilders and home renovation contractors. As noted in RISKS AND UNCERTAINTIES, the Company has encountered certain restrictions in securing inventory and has secured a new supplier.

Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis and call center management solutions through advanced and proprietary technologies using artificial intelligence (“AI”).

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three and six ended June 30, 2024, and 2023, amounted to $-0-, $-0-, $16,484 and $33,577, respectively.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended June 30, 2024, and 2023.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2024 and December 31. 2023. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at June 30, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Values on June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$38,824	$-	$-	$38,824

Total assets at fair value, June 30, 2024	$38,824	$-	$-	$38,824

Values on December 31. 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$52,148	$-	$-	$52,148

Total assets at fair value, December 31. 2023	$52,148	$-	$-	$52,148

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at June 30, 2024 and December 31. 2023, respectively.

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

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another factory to supply inventory in Kazakhstan, which received a shipment of 200 units at the end of 2023. The units were partially sold during the first and second quarters of 2024.

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

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. In 2024, the note was amended to reduce the interest rate to 10%, effective January 2024, and for Sellavir to receive 3% of the selling price of the secured property. . The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $229,993 and $261,072 recording a loss on foreign currency translation of $16,110 and $36 at June 30, 2024 and December 31, 2023, respectively. The amount of unamortized premium at June 30, 2024 and December 31, 2023 is $12,026 and $13,362, respectively. Payments are deferred until April 1, 2025, with quarterly principal payments due through April 1, 2028. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellvir to receive 3% of the selling price of the secured property. . The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2025, with quarterly principal payments due through April 2028. Interest is payable at the end of the loan. The loan is secured by land located in Thailand. . Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During January 2024, both notes were amended to provide a one year extension for all payment due dates.

Accrued interest at June 30, 2024 and December 31, 2023 for both loans is $54,505 and $44,172, respectively, included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2025	$43,129	$21,250	$64,379
2026	$57,514	42,500	100,014
2027	$57,514	42,500	100,014
2028	$57,514	42,500	100,014
2029	$14,322	15,625	29,947
1Totals	$229,993	$164,375	$394,368

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2024 and December 31. 2023 consisted of:

	June 30,	December 31,
	2024	2023
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(2,835)	(2,435)
Net Property & Equipment	$1,170	$1,570

The Company recognized $200, $400, $200, and $400 in depreciation expense in each period for the three and six months ended June 30, 2024 and 2023, respectively.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 6–RELATED PARTY TRANSACTIONS

During July 2017, the Company entered into an agreement with Quarta Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of June 30, 2024, and December 31. 2023, is $91,850 and $91,850, respectively. The balances are due on demand and do not incur interest. In April 2024, the minority shareholder sold their total shares and is no longer affiliated with the Company.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. The Company owes Star $42,502 and $42,502 on June 30, 2024 and December 31, 2023, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000, $16,000, $8,000 and $16,000 for the three and six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024 and December 31, 2023 the Company has accrued $104,000 and $88,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of June 30, 2024 and December 31, 2023, is due $129,356 and $56,125, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

Sellavir recognized $-0-, $-0-, $40,000 and $102,000 of revenue for the three and six months ended June 30, 2024, and 2023, respectively in services to STAR to develop software.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three and six months ended June 2024 and 2023 is as follows:

For the six months ended June 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$51,086	-	$51,086
Loss from operations	(78,072)	(58,428)	(136,500)
Net loss	$(78,072)	(75,923)	$(153,995)

For the three months ended June 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$29,044	-	$29,044
Loss from operations	(40,908)	(33,034)	(73,942)
Net income/(loss)	$(40,908)	(21,436)	$(62,344)

For the six months ended June 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$199,061	$102,000	$301,061
Income/(loss) from operations	(63,158)	56,550	(6,608)
Net income/(loss)	$(49,895)	$70,216	$20,321

For the three months ended June 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$62,082	$40,000	$102,082
Income/(loss) from operations	(37,911)	18,531	(19,380)
Net income/(loss)	$(29,948)	$16,696	$(13,252)

Total Assets	As of June 30, 2024	As of December 31, 2023
Quarta-Rad	$127,676	$151,789
Sellavir	492,230	531,525
Total Assets	$619,906	$683,314

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

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2024 through August 14, 2024. Based on its evaluation, other than the note below there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2024 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of the date of this Form 10-Q, we continue to expand our operations and expect to increase our revenues with additional working capital. Our chief executive officer and director, Prior to April 2024, Victor Shvetsky, and our director and president, Alexey Golovanov, are our only employees. Mr. Shvetsky and Mr. Golovanov will devote at least ten hours per week to us but may increase the number of hours as necessary.. In April 2024, Mr. Golovanov resigned from the Company . Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers.

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

We have secured another factory in Kazakhstan to supply inventory. A test batch of inventory was purchased in December 2023 and partially sold during the first six months of 2024.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc. in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

- recognizing the potential in the call center industry and leveraging Sellavir’s, we are set to launch a new product specifically designed to simplify the use of complex cloud-based call center platforms. This product will be offered as a monthly subscription service, which is anticipated to provide a steady and predictable stream of revenue

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our condensed financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2024, and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2024, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$51,086	$-	$51,086
Cost of Good Sold	28,673	-	28,673
Gross Profit	22,413	-	22,413

Expenses:
General & administrative	43,639	55,928	99,567
Advertising	-	-	-
Professional and consulting fees	56,846	2,500	59,346
Operating expenses	100,485	58,428	158,913

Net loss from operations	(78,072)	(58,428)	(136,500)

Interest and dividends	-	2	2
Other expense - foreign currency translation loss	(16,110)	(16,110)
Other income - interest - related party	-	23,406	23,406
Other expense - loss on loan modification		(11,469)	(11,469)
Unrealized gain/(loss) on investments	-	(13,324)	(13,324)
Realized gain/(loss) on investments	-	-	-
Interest expense		-	-
Income tax benefit			-

Net loss	$(78,072)	$(75,923)	$(153,995)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	199,061	102,000	301,061
Cost of Good Sold	131,821	40,966	172,787
Gross Profit	67,240	61,034	128,274

Expenses:
General & administrative	25,920	484	26,404
Advertising	33,577	-	33,577
Professional and consulting fees	70,901	4,000	74,901
Operating expenses	130,398	4,484	134,882

Net income (loss) from operations	(63,158)	56,550	(6,608)

Interest and dividends	-	301	301
Other expense - foreign currency translation loss
Other income - interest - related party	-	13,779	13,779
Unrealized gain/(loss) on investments	-	21,780	21,780
Realized gain/(loss) on investments		(3,529)	(3,529)
Interest expense		-	-
Income tax benefit (/expense)	13,263	(18,665)	(5,402)

Net income/(loss)	(49,895)	70,216	20,321

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Consolidated Totals:

Six months ended June 30, 2024 compared with the six months ended June 30, 2023

Revenues. Our net revenues decreased $249,975, or 83.03% to $51.086 for the six months ended June 30, 2024, compared with $301,061for the six months ended June 30, 2023.The reduction was primarily attributable to the sales of our RD1503 model and reduction in recognized Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $144,114, or 83.41% to $28,673 for the six months ended June 30, 2024, compared with $172,787 for the comparable period in 2023. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the six months ended June 30, 2024, our total operating expenses increased $24,031, or 17.82% to $158,913 for the six months ended June 30, 2024, compared with $134,882 for the six months ended June 30, 2023. The increase is primarily attributable to the Company’s classification of Sellavir contractor expenses.

Net Loss. Our net loss increased $174,316 to a net loss of $153,995 for the six months ended June 30, 2024 compared to net income of $20,321 for the six months ended June 30, 2023. The increase was primarily due to a decrease in sales and other losses related to investment income.

QUARTA-RAD

Six months ended June 30, 2024, compared with the six months ended June 30, 2023

Revenues. Our net revenues decreased $147,975, or 74.34% to $51,086 for the six months ended June 30, 2024, compared with $199,061for the six months ended June 30, 2023.The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $103,148 or 78.25% to $28,673. for the six months ended June 30, 2024, compared to $131,821 for the comparable period in 2023. The decrease was a result of decreased sales.

Operating Expenses. For the six months ended June 30, 2024, our total operating expenses decreased $29.913 to $100,485 compared to $130,398 for the six months ended June 30, 2023. The decrease is primarily attributable to the Company’s reduced professional fees and advertising expenses.

Net Loss. Our net loss increased $28,177 , or 56.47% to $78,072 for the six months ended June 30, 2024, compared to a net loss of $49,895 for the six months ended June 30, 2023. The increase was primarily due to reduced sales.

SELLAVIR

Six months ended June 30, 2024, compared with the six months ended June 30, 2023

Revenues. Our net recognized revenue decreased $102,000, or 100%, to $-0- for the six months ended June 30, 2024 compared with $62,000- for the six months ended June 30, 2023. The decrease is due to timing or revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold decreased $40,966 or 100% to $-0- for the six months ended June 30, 2024, compared to $40,966 for the comparable period in 2022. The decrease was primarily due to the classification of contractor costs.

Operating Expenses. For the six months ended June 30, 2024, our total operating expenses increased $53,944 or 1203.03% to $58,428 compared to $4,484 for the six months ended June 30, 2023. The increase was primarily due to the classification of contractor costs.

Net Loss. Our net loss increased $146,139 to $75,923 for the six months ended June 30, 2024, compared to net income of $70,216 for the six months ended June 30, 2023. The increase was primarily due to a reduction in sales and other losses related to investments.

Three months ended June 30, 2024 compared with the three months ended June 30, 2023

Revenues. Our net revenues decreased $73,038, or 71.55% to $29,044 for the three months ended June 30, 2024, compared with $102,082 for the three months ended June 30, 2023. The reduction was primarily attributable to the sales of our RD1503 model and reduction in recognized Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $31,067or 62.77% to $18,424 for the three months ended June 30, 2024 compared to $49,491 for the comparable period in 2023. The decrease was a result of Quarta Rad direct costs due to reduced revenue and classification of Sellavir contractor costs.

Operating Expenses. For the three months ended June 30, 2024, our total operating expenses increased $12,591 or 17.49% to$84,562 compared to $71,971 for the three months ended June 30, 2023. The increase is primarily attributable to Sellavir’s classification of contractor costs.

Net Loss. Our net loss increased $49,092 or 370.45% to $62,344 for the three months ended June 30, 2024 compared to $13,252 for the three months ended June 30, 2023. The increase was primarily due to a decrease in sales.

QUARTA-RAD

Three months ended June 30, 2024, compared with the three months ended June 30, 2023

Revenues. Our net revenues decreased $33,038, or 53.22% to $29,044 for the three months ended June 30, 2024, compared with $62,082 for the three months ended June 30, 2023. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $12,832 or 41.05% to $118,424 for the three months ended June 30, 2024, compared to $31,256 for the comparable period in 2023. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended June 30, 2024, our total operating expenses decreased $17,207 or 25.03% to 51,528 compared to $68,735 for the three months ended June 30, 2023. The decrease is primarily attributable to the Decrease in advertising and professional fees.

Net Loss. Our net loss increased $10,960 or 36.6% to $40,908 for the three months ended June 30, 2024, compared to a net loss of $29,948 for the three months ended June 30, 2023. The increase was primarily due to a decrease in sales.

SELLAVIR

Three months ended June 30, 2024, compared with the three months ended June 30, 2023

Revenues. Our net recognized revenue decreased $40,000 or 100% to $-0- for the three months ended June 30, 2024 compared with $40,000 for the three months ended June 30, 2023. The decrease is due to timing or revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold decreased $18,235 or 100% to $-0- for the three months ended June 30, 2024, compared to $18,235 for the comparable period in 2023. The increase was primarily due to increased contractor costs.

Operating Expenses. For the three months ended June 30, 2024, our total operating expenses incrased $1,067 or 85.16% to. $2,320 compared to $1,253 for the three months ended June 30, 2023.

The decrease was primarily due to the classification of contractor costs.

Net Loss. Our net loss increased $38,132 to ($21,436) for the three months ended June 30, 2024, compared to net income of $16,696 for the three months ended June 30, 2023. The increase was primarily due to a reduction in sales.

Liquidity and Capital Resources. During the three months ended June 30, 2024, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $619,906 and $683,145 as of June 30, 2024, and December 31, 2023, respectively, consisting of $63,734 and $72,625, respectively, in cash. Our working capital deficit was ($237,849) and ($46,448) as of June 30, 2024 and December 31, 2023, respectively.

We had $34,413 used by and $114,920 in cash provided by operating activities for the six months ended June 30, 2024 and 2023, respectively.

We had $25,522 provided by and $271,026 in cash used by investing activities for the six months ended June 30, 2024 and 2023, respectively. During March and May 2023 Sellavir entered into loan agreements with a related Thai Corporation. The investment includes a premium of $16,038 plus interest rate of 15% per annum, adjusted to 10% in January 2024. The loan is secured by land located in Thailand.

We had no cash provided by financing activities for the six months ended June 30, 2024 and 2023, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2024.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended June 30, 2024.

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

During December 2020, Quarta-Rad acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary. We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad has acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside of radiation measurement. Sellavir’s platform empowers organizations to decode videos to develop creative marketing strategies and analysis and call center management solutions through advanced and proprietary technologies using artificial intelligence (“AI”).

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

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at June 30, 2024 and December 31, 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 14, 2024	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

