Form 10-Q
period 2024-09-30
Quarta-Rad, Inc.
filed 2024-11-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2024, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,674,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$50,281	$72,625
Accounts receivable	7,468	7,289
Accounts receivable - related party	10,000	-
Marketable securities, trading	1	52,148
Notes receivable - related party - current portion	73,411	80,813
Inventory	4,732	30,398
Total Current Assets	145,893	243,273

Fixed Assets, Net	970	1,570

Other Assets
Notes receivable - related party, net of current portion and discount of $11,224 and $13,360 at September 30, 2024 and December 31, 2023, respectively	343,033	341,557
Interest receivable - related party	65,406	44,172
Trade receivable	31,241	28,673
Deferred tax asset	34,976	24,069
Total Other Assets	474,656	438,471

TOTAL ASSETS	$621,519	$683,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$124,800	$105,244
Payable - related parties	259,730	184,477
Total Liabilities	384,530	289,721

Commitments and Contingencies - Note 8	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on September 30, 2024 and December 31, 2023, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(accumulated deficit)	(111,305)	45,299
Total Stockholders’ Equity	236,989	393,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,519	$683,314

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Sales -Quarta Rad, Inc., net	$8,697	$61,683	$59,783	$260,744
Sales - Sellavir, Inc., net - related party	10,000	-	10,000	102,000

Total sales, net	18,697	61,683	69,783	362,744

Cost of goods sold - Quarta-Rad, Inc.	5,194	38,154	33,867	169,975
Cost of goods sold - Sellavir Inc.	4,000	20,599	4,000	61,565

Gross profit	13,503	2,930	31,916	131,204

Expenses:
General and administrative	24,168	12,065	123,735	38,469
Advertising	-	15,744	-	49,321
Professional and consulting fees	34,156	25,770	93,502	100,671
Operating expenses	58,324	53,579	217,237	188,461

Net loss from operations	(48,821)	(50,649)	(185,321)	(57,257)
Other income - interest and dividends	34	1	36	302
Other income/(expense) - foreign currency translation gain/(loss)	33,300	(18,036)	17,190	(18,036)
Other income - interest - related party	11,703	13,965	35,109	27,744
Other expense - loss on loan modification	-	-	(11,469)	-
Other income - unrealized gain/(loss) on investments	111,736	(2,166)	98,412	19,614
Other income - realized loss on investments	(110,561)	-	(110,561)	(3,529)
Net loss before provision for income taxes	(2,609)	(56,885)	(156,604)	(31,162)

Income tax benefit	-	(11,946)	-	(6,544)

Net loss	$(2,609)	$(44,939)	$(156,604)	$(24,618)

Income/(loss) per share - basic and diluted	$-	$-	$(0.01)	$-

Weighted average shares - basic and diluted	15,674,483	15,674,483	15,674,483	15,674,483

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2024

(Unaudited)

				Retained Earnings/	Total
	Common Stock		Additional	(Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(156,604)	(156,604)
Balance, September 30, 2024	15,674,483	$1,568	$346,726	$(111,305)	$236,989

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

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2024

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598
Net loss	-	-	-	(2,609)	(2,609)
Balance, September 30, 2024	15,674,483	$1,568	$346,726	$(111,305)	$236,989

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2023

(Unaudited)

				Retained Earnings/	Total
	Common Stock		Additional	(Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance, June 30, 2023	15,674,483	$1,568	$346,726	$21,128	$369,422
Net loss	-	-	-	(44,939)	(44,939)
Balance, September 30, 2023	15,674,483	$1,568	$346,726	$(23,811)	$324,483

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

OPERATING ACTIVITIES:
Net loss	$(156,604)	$(24,618)

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	600	600
Foreign currency translation (income)/loss	(17,190)	18,036
Loss on loan modification	11,469	-
Amortization of note premium	(2,406)	-
Net realized loss on investments	110,561	3,529
Net unrealized (gain) on investments	(98,412)	(19,614)
Income tax benefit	-	(6,544)
Deferred income tax	(10,907)
Changes in operating assets and liabilities:
Accounts receivable	(179)	46,571
Accounts receivable – related party	(10,000)	-
Inventory	25,666	132,602
Trade receivables	(2,568)	-
Accrued interest receivable - related party	(32,703)	(32,744)
Accounts payable and accrued expenses	19,556	37,241
Deferred revenue - related party	-	(102,000)
Related party payable	75,253	71,658
Net cashed provided/(used) by operating activities	(87,864)	124,717

INVESTING ACTIVITIES:
Sale of marketable securities, trading	39,998	201,894
Issuance of notes receivable - related party	-	(415,000)
Purchase of marketable securities, trading	-	(57,921)
Payments on notes receivable, related party	25,522
Cash from acquisition	-	-
Net cash provided/(used) in Investing Activities	65,520	(271,027)

Net change in cash	(22,344)	(146,310)
Cash, beginning of period	72,625	293,878
Cash, end of period	$50,281	$147,568

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$10,907	$-

See accompanying notes to unaudited condensed and consolidated financial statements

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of September30, 2024, and the statements of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2024, and 2023, and the cash flows for three and nine months ended September 30, 2024, and 2023 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of September 30, 2024, the results of operations and cash flows for the periods ended March 31, 2024, and 2023.

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

The current shareholder is currently funding operations. During October 2024, subsequent to the balance sheet date, the Company is exploring plans to distribute the current operations in a spin-off.

NOTE 2 - NATURE OF BUSINESS

The Company distributes detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America and Europe. The Company targets homebuilders and home renovation contractors. As noted in RISKS AND UNCERTAINTIES, the Company has encountered certain restrictions in securing inventory and has secured a new supplier.

Sellavir has started a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis and call center management solutions through advanced and proprietary technologies using artificial intelligence (“AI”).

Sellavir is now focused on developing CenterEye, a call center software platform that leverages AI and advanced analytics to improve call center operations.

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

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three and nine ended September 30, 2024, and 2023, amounted to $-0-, $-0-, $15,744 and $49,321, respectively.

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

Two selling platforms/distributors accounted for 96% of accounts receivable at September 30, 2024 and 88% of accounts receivable at December 31. 2023.

Quarta Rad purchased 100% of its inventory through a third party in 2023.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended September 30, 2024, and 2023.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2024 and December 31. 2023. Marketable securities are level one assets recorded at fair value.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at September 30, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

Values on September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$1	$-	$-	$1

Total assets at fair value, September 30, 2024	$1	$-	$-	$1

Values on December 31. 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$52,148	$-	$-	$52,148

Total assets at fair value, December 31. 2023	$52,148	$-	$-	$52,148

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2024 and December 31. 2023, respectively.

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

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another factory to supply inventory in Kazakhstan, which received a shipment of 200 units at the end of 2023. The units were partially sold during the first, second and third quarters of 2024.

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

The success of call center product, CenterEye, depends on our ability to develop features that meet client needs, keep up with technological advancements, and address any software bugs or security vulnerabilities promptly. There is no guarantee that CenterEye will achieve market acceptance. Failure to gain traction could adversely affect our financial condition and results of operations.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. As of January 2024, the note was amended to reduce the interest rate to 10% and for Sellavir to receive 3% of the selling price of the secured property. The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $278,226 and $261,072 recording a gain /(loss)on foreign currency translation of $17,154 and ($36) at September 30, 2024 and December 31, 2023, respectively. The amount of unamortized premium at September 30, 2024 and December 31, 2023 is $12,830 and $13,362, respectively. Payments are deferred until April 1, 2025, for the initial payment, with quarterly principal payments starting April 1, 2025 are due through April 1, 2029. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellvir to receive 3% of the selling price of the secured property. The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2025, for the initial payment, with quarterly principal payments starting April 1, 2025 are due through April 1, 2029. Interest is payable at the end of the loan.. The loan is secured by land located in Thailand. . Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During January 2024, both notes were amended to provide a one year extension for all payment due dates.

Accrued interest at September 30, 2024 and December 31, 2023 for both loans is $65,406 and $44,172, respectively, included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2025	$49,379	$21,250	$70,629
2026	65,839	42,500	108,339
2027	65,839	42,500	108,339
2028	65,839	42,500	108,339
2029	16,397	15,625	32,022
Totals	$263,293	$164,375	$427,668

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 2024 and December 31. 2023 consisted of:

	September 30,	December 31,
	2024	2023
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(3,035)	(2,435)
Net Property & Equipment	$970	$1,570

The Company recognized $200, $600, $200, and $600 in depreciation expense in each period for the three and nine months ended September 30, 2024 and 2023, respectively.

NOTE 6–RELATED PARTY TRANSACTIONS

During July 2017, the Company entered into an agreement with Quarta Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of September 30, 2024, and December 31. 2023, is $91,850 and $91,850, respectively. The balances are due on demand and do not incur interest. In April 2024, the minority shareholder sold their total shares and is no longer affiliated with the Company.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. The Company owes Star $42,502 and $42,502 on September 30, 2024 and December 31, 2023, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000, $24,000, $8,000 and $24,000 for the three and nine months ended September 30,, 2024, and 2023, respectively. As of September 30, 2024 and December 31, 2023 the Company has accrued $112,000 and $88,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of September 30, 2024 and December 31, 2023, is due $125,378 and $56,125, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

Sellavir recognized $10,000, $10,000, $0 and $102,000 of revenue for the three and nine months ended September 30, 2024, and 2023, respectively. Revenue for the three months ended September 30, 2024 is in connection with a licensing agreement. The services prior are related to services to STAR to develop software. The license agreement relates to software customization for several of Star’s clients to improve their call center platforms.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three and nine months ended September 2024 and 2023 is as follows:

For the nine months ended September 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$59,783	10,000	$69,783
Loss from operations	(108,517)	(76,804)	(185,321)
Net loss	$(108,517)	(48,087)	$(156,604)

For the three months ended September 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$8,697	10,000	$18,697
Loss from operations	(30,445)	(18,376)	(48,821)
Net income/(loss)	$(30,445)	27,836	$(2,609)

For the nine months ended September 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$260,744	$102,000	$362,744
Income/(loss) from operations	(89,899)	32,642	(57,257)
Net income/(loss)	$(71,020)	$46,402	$(24,618)

For the three months ended September 30, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$61,683	$-	$61,683
Loss from operations	(26,741)	(23,908)	(50,649)
Net loss	$(21,125)	$(23,814)	$(44,939)

Total Assets	As of September 30, 2024	As of December 31, 2023
Quarta-Rad	$85,728	$151,789
Sellavir	535,791	531,525
Total Assets	$621,519	$683,314

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2024 through November 14, 2024. Based on its evaluation, other than the note below there is nothing to be disclosed herein. During October 2024, subsequent to the balance sheet date, the Company is exploring plans to distribute the current operations in a spin-off.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2024 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2024.

During December 2020, we acquired Sellavir, Inc. Sellavir is an AI company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Sellavir is set to launch a new product specifically designed to simplify the use of complex cloud-based call center platforms.

Prior to April 2024, our chief executive officer and director, Victor Shvetsky, and our director and president, Alexey Golovanov, were our only employees. In April 2024, Mr. Golovanov resigned from the Company.

We were formed to distribute and sell detection devices, including Geiger counters, but we are currently expanding our focus to the development and marketing of our call center software, CenterEye. CenterEye is designed to enhance call center operations through advanced analytics and AI technologies. We are actively developing this software and pursuing sales opportunities in the U.S., Japan, and other international markets. Recent traction in Japan indicates growing interest in our product.

During October 2024, the Company is exploring plans to potentially distribute its current operations of both Quarta-Rad and Sellavir and use the company to support operations in alternate services lines.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

Our business strategy is expanding to the development and marketing of CenterEye, our proprietary call center software. We aim to enhance call center efficiency and customer engagement through innovative AI-driven solutions. While we maintain our online presence, our primary efforts are directed toward software development, marketing, and establishing partnerships with call centers and businesses requiring advanced customer service solutions.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc. in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

- recognizing the potential in the call center industry and leveraging Sellavir’s, we are set to launch a new product specifically designed to simplify the use of complex cloud-based call center platforms. This product will be offered as a monthly subscription service, which is anticipated to provide a steady and predictable stream of revenue/ Sellavir began recognizing revenue in September 2024 in connection with the call center software.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2024, and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the nine months ended September 30, 2024, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$59,783	$10,000	$69,783
Cost of Good Sold	33,867	4,000	37,867
Gross Profit	25,916	6,000	31,916

Expenses:
General & administrative	43,431	80,304	123,735
Advertising	-	-	-
Professional and consulting fees	91,002	2,500	93,502
Operating expenses	134,433	82,804	217,237

Net loss from operations	(108,517)	(76,804)	(185,321)

Interest and dividends	-	36	36
Other expense - foreign currency translation loss	17,190	17,190
Other income - interest - related party	-	35,109	35,109
Other expense - loss on loan modification		(11,469)	(11,469)
Unrealized gain/(loss) on investments	-	98,412	98,412
Realized gain/(loss) on investments	-	(110,561)	(110,561)
Interest expense		-	-
Income tax benefit			-

Net loss	$(108,517)	$(48,087)	$(156,604)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended September 30, 2023, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$260,744	$102,000	$362,744
Cost of Good Sold	169,975	61,565	231,540
Gross Profit	90,769	40,435	131,204

Expenses:
General & administrative	35,676	2,793	38,469
Advertising	49,321	-	49,321
Professional and consulting fees	95,671	5,000	100,671
Operating expenses	180,668	7,793	188,461

Net income (loss) from operations	(89,899)	32,642	(57,257)

Interest and dividends	-	302	302
Other expense - foreign currency translation loss	(18,036)	(18,036)
Other income - interest - related party	-	27,744	27,744
Unrealized gain/(loss) on investments	-	19,614	19,614
Realized gain/(loss) on investments		(3,529)	(3,529)
Interest expense		-	-
Income tax benefit (/expense)	18,879	(12,335)	6,544

Net income/(loss)	$(71,020)	$46,402	$(24,618)

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Consolidated Totals:

Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023

Revenues. Our net revenues decreased $292,961, or 80.76% to $69,783 for the nine months ended September 30, 2024, compared with $362,744 for the nine months ended September 30, 2023.The reduction was primarily attributable to the sales of our RD1503 model and reduction in recognized Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold decreased $193,673, or 83.6% to $37,867 for the nine months ended September 30, 2024, compared with $231,540 for the comparable period in 2023. The decrease was a result of Quarta Rad direct costs due to reduced revenue.

Operating Expenses. For the nine months ended September 30, 2024, our total operating expenses increased $28,776, or 15.27% to $217,237, compared to $188,461 for the nine months ended September 30, 2023. The increase is primarily attributable to the classification of Sellavir’s contractor costs.

Net Loss. Our net loss increased $131,986, or 536.14% to $156,604 for the nine months ended September 30, 2024, compared to a net loss of $31,162 for the nine months ended September 30, 2023. The increase was primarily due to reduced sales and realized loss on investments.

QUARTA-RAD

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

Revenues. Our net revenues decreased $200,961, or 77.07% to $59,783 for the nine months ended September 30, 2024, compared with $260,744 for the nine months ended September 30, 2023. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $136,108 or 77.07% to $33,867. for the nine months ended September 30, 2024, compared to $169,975 for the comparable period in 2023. The decrease was a result of decreased sales.

Operating Expenses. For the nine months ended September 30, 2024, our total operating expenses decreased $46,235, or 25.59% to $134,433, compared to $180,668 for the nine months ended September 30, 2023. The decrease is primarily attributable to the Company’s reduced professional fees and advertising expenses.

Net Loss. Our net loss increased $37,497, or 52.80%% to $108,517 for the nine months ended September 30, 2024, compared to a net loss of $71,020 for the nine months ended September 30, 2023. The increase was primarily due to reduced sales.

SELLAVIR

Nine months ended September 30, 2024, compared with the nine months ended September 30, 2023

Revenues. Our net recognized revenue decreased $92,000, or 90.20%, to $10,000 for the nine months ended September 30, 2024 compared with $62,000- for the nine months ended September 30, 2023. The decrease is due to timing or revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold decreased $57,565 or 93.50% to $4,000 for the nine months ended September 30, 2024, compared to $61,565 for the comparable period in 2023. The decrease was primarily due to the classification of contractor costs and reduction in revenue.

Operating Expenses. For the nine months ended September 30, 2024, our total operating expenses increased $75,011 or 952.54% to $82.804 compared to $7,793 for the nine months ended September 30, 2023. The increase was primarily due to the classification of contractor costs.

Net Loss. Our net loss increased $94,489 to $48,087 for the nine months ended September 30, 2024, compared to net income of $46,402 for the nine months ended September 30, 2023. The increase was primarily due to a reduction in sales.

Three months ended September 30, 2024 compared with the three months ended September 30, 2023

Revenues. Our net revenues decreased $52,986, or 85.90% to $8,697 for the three months ended September 30, 2024, compared with $61,683 for the three months ended September 30, 2023. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $49,559 or 91.16% to $9,194 for the three months ended September 30, 2024 compared to $58,753for the comparable period in 2023. The decrease was a result of Quarta Rad direct costs due to reduced revenue and classification of Sellavir contractor costs.

Operating Expenses. For the three months ended September 30, 2024, our total operating expenses increased $4,745 or 8.86% to $58,324 compared to $53,579 for the three months ended September 30, 2023. The increase is primarily attributable to Sellavir’s classification of contractor costs.

Net Loss. Our net loss decreased $42,330 or 94.19% to $2,609 for the three months ended September 30, 2024 compared to $44,939 for the three months ended September 30, 2023. The decrease was primarily due to a decrease in advertising and an increase in foreign currency translation gain.

QUARTA-RAD

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

Revenues. Our net revenues decreased $52,986, or 85.90% to $8,697 for the three months ended September 30, 2024, compared with $61,683 for the three months ended September 30, 2023. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $32,960 or 86.39% to $5,194 for the three months ended September 30, 2024, compared to $38,154 for the comparable period in 2023. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended September 30, 2024, our total operating expenses decreased $16,332 or 32.47% to $33,948 compared to $50,270 for the three months ended September 30, 2023. The decrease is primarily attributable to the decrease in advertising.

Net Loss. Our net loss increased $9,320 or 44.12% to $30,445 for the three months ended September 30, 2024, compared to a net loss of $21,125 for the three months ended September 30, 2023. The increase was primarily due to a decrease in sales.

SELLAVIR

Three months ended September 30, 2024, compared with the three months ended September 30, 2023

Revenues. Our net recognized revenue increased $10,000 to $10,000 for the three months ended September 30, 2024 compared with $-0- for the three months ended September 30, 2023. The increase is due to timing or revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold decreased $16,599 or 80.58% to $4,000 for the three months ended September 30, 2024, compared to $20,599 for the comparable period in 2023. The decrease was primarily due to the classification of contractor costs.

Operating Expenses. For the three months ended September 30, 2024, our total operating expenses increased $21,067 or 636.66% to $24,376 compared to $3,309 for the three months ended September 30, 2023. The increase was primarily due to the classification of contractor costs.

Net Loss. Our net income increased $51,650 to $27,836 for the three months ended September 30, 2024, compared to a net loss of ($23,814) for the three months ended September 30, 2023. The increase was primarily due to a gain on foreign currency translation and increased sales.

Liquidity and Capital Resources. During the three months ended September 30, 2024, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $621,519 and $683,145 as of September 30, 2024, and December 31, 2023, respectively, consisting of $50,281 and $72,625, respectively, in cash. Our working capital deficit was ($238,637) and ($46,448) as of September 30, 2024 and December 31, 2023, respectively.

We had $87,864 used by and $124,717 in cash provided by operating activities for the nine months ended September 30, 2024 and 2023, respectively.

We had $65,520 in cash provided by and $271,027 cash used by investing activities for the three months ended September 30, 2024 and 2023, respectively. During March and May 2023 Sellavir entered into loan agreements with a related Thai Corporation. The investment includes a premium of $16,038 plus interest rate of 15% per annum, adjusted to 10% in January 2024. The loan is secured by land located in Thailand.

We had $-0- and $-0- in cash provided by financing activities for the nine months ended September 30, 2024 and 2023, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2024.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2024.

Plan of Operation

Our business strategy is to expand from Geiger counter sales to the development and marketing of CenterEye, our proprietary call center software. We aim to enhance call center efficiency and customer engagement through innovative AI-driven solutions. While we maintain our online presence, our primary efforts are directed toward software development, marketing, and establishing partnerships with call centers and businesses requiring advanced customer service solutions.

While we continue to market our website (www.quartarad.com) we have also started to focus on Sellavir website sellavir.com as part of our business strategy.

During December 2020, Quarta-Rad acquired Sellavir, Inc, a Delaware corporation, under common control, as a wholly owned subsidiary. We acquired the company in exchange for 333,333 shares of our common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir was a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad has acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside of radiation measurement. Sellavir’s platform empowers organizations to decode videos to develop creative marketing strategies and analysis and call center management solutions through advanced and proprietary technologies using artificial intelligence (“AI”). Sellavir, Inc., our wholly-owned subsidiary, is now focused on developing CenterEye, a call center software platform that leverages AI and advanced analytics to improve call center operations. CenterEye provides real-time insights, performance metrics, and customer engagement tools that enable organizations to enhance efficiency and customer satisfaction. We are starting to see traction in Japan and are expanding our marketing efforts to the U.S. and other international markets.

We intend to implement the following tasks within the next twelve months:

Inventory: We intend to purchase inventory to increase our sales. We believe that these funds will be initially sufficient for us to increase our inventory from Quarta-Rad, Ltd. The amount needed for inventory purchases is directly related to the demand for sales of our product.

Software Development: We will continue to invest in the development and enhancement of CenterEye to meet the evolving needs of the call center industry. This includes adding new features, improving user experience, and ensuring scalability.

Marketing: (Estimated cost $25,000-$75,000). In addition to the website modification costs, we intend to increase our marketing efforts on the Internet to generate leads and sales. We will also utilize funds to develop marketing brochures and materials to market the products to industry professionals such as home renovation contractors.

Partnerships and Client Acquisition: (Estimated cost $20,000). We aim to establish partnerships with call center operators and technology resellers. Efforts will be made to secure pilot projects and initial deployments to showcase the effectiveness of CenterEye.

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

The current majority shareholder is currently funding operations. During October 2024, the Company is exploring plans to potentially distribute its current operations of both Quarta-Rad and Sellavir and use the company to support operations in alternate services lines.

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

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at September 30, 2024 and December 31, 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

November 14, 2024	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

