Form 10-K
period 2024-12-31
Quarta-Rad, Inc.
filed 2025-03-31
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2025, based upon the last sale price of the common stock of such date: $11,129,638.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2025, was 15,899,483.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on November 29, 2011, under the name Quatra-Rad, Inc. and our incorporator adopted our bylaws and appointed our two directors. On February 29, 2012, we amended our Certificate of Incorporation to change our name to Quarta-Rad, Inc. On July 16, 2012, we amended and restated its Certificate of Incorporation to increase its authorized shares of common stock to 50,000,000, $0.0001 par value from 1,500, no par value and effected a 10,000 to 1 forward split. On February 4, 2015, we filed a Certificate of Correction to our Certificate of Amendment to Certificate of Incorporation to correct it for inadvertently excluding the 10,000 to 1 forward stock split, which our shareholders and directors approved on June 29, 2012. From November 29, 2011 (inception) through May 2012, we had limited operations. Commencing in May 2012, we began sales and implemented our business plan to distribute detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America by selling them on consignment on behalf of a related party owned by our majority shareholder and which are purchased from a company owned by our minority shareholder. We also purchase the products directly from the company owned by our minority shareholder and sell them to independent third party resellers. A Geiger counter is an instrument used for measuring ionizing radiation. It detects radiation such as Beta particles, Gamma rays and X-rays using the ionization produced in a Geiger–Müller tube, which gives its name to the instrument. We do not currently manufacture any of the products that we sell. We intend to continue to target homebuilders and home renovation contractors for the sale of products and resellers that market to these customers. Our business activities are now focused on expanding our Internet sales. We have established a fiscal year end of December 31. Initially we sold the products on consignment on behalf of Star Systems Corporation, a Japanese company owned by Victor Shvetsky, our majority shareholder, and purchase products from Quarta-Rad, Ltd., a Russian company owned by Alexey Golovanov, a former minority shareholder, which we sell to independent third party resellers. Commencing in 2013, we began selling the products directly to third parties through Internet sales.

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our 2 founders, which includes 1,200 pre-split common shares to our chief executive officer, Victor Shvetsky and 300 pre-split common shares to our president, Alexey Golovanov in exchange for organizational services incurred in our formation valued at $1,200 and $300, respectively. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. However, we believe that we will require between $70,000 to $400,000 in cash in to accomplish the goals set out in our plan of operation (See Item 7). To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to use our existing cash or raise additional capital from investors through the sale of our common stock or from loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance us the funds without interest and has agreed to defer repayment until we are able to repay him. In the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of our common stock pursuant to our registration statement. No additional funds were raised in 2023 or 2024.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. The subsidiary was dissolved in 2022. There was no activity, assets or liabilities in the subsidiary through December 31, 2024.

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

We believe that our principal source of revenue will continue through Sellavir as Quarta-Rad wind down Internet Sales and sales to resellers for the following products;

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

In March 2023, we entered into two loan agreements with a related Thai corporation for the purchase of land for development. Payments are due through 2029.

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

Research and Development

From our inception through September 30, 2014, we have not spent any money on research and development activities. In the fourth quarter of 2014, we began spending money on research and development for a new software program that we may license to others and $155,000 to our related party supplier for the development of a new product for us to sell. In 2023 and 2024, we spent $0 and 0, respectively, on research and development with our related party. We have paid an independent contractor to improve and upgrade our website and Victor Shvetsky, our majority shareholder and director, has developed, at no cost to us, a software program called RadexRead, which was used in the manufacture of our RD1212 products. In 2018, we also entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ.

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

Year	Period	High Bid	Low Bid
2024	First Quarter	1.40	0.45
	Second Quarter	1.40	0.70
	Third Quarter	1.75	0.60
	Fourth Quarter	1.50	0.77

Year	Period	High Bid	Low Bid
2023	February and March	0.45	0.21
	Second Quarter	0.31	0.30
	Third Quarter	0.42	0.30
	Fourth Quarter	1.00	0.15

Common Stock Currently Outstanding

As of March 31, 2025, we have 15,899,483 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 39 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our Date of Incorporation and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decision as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2024 and 2023 and our results of operations for the year ended December 31, 2024 and December 31, 2023. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

In 2023, we generated $508,316 in sales, and incurred a net profit of $44,492. In 2024, we generated $106.797 in sales and incurred a net loss of ($216,755). We anticipate that we will be able to increase our revenues through Sellavir’s software development. We believe that we have sufficient working capital to continue our operations for the next 12 months; however, we believe that we need to seek additional financing to expand our sales. As of December 31, 2024, we had $63,021 in cash on hand in our corporate bank account and liabilities of $400,976, which consisted of $271,326 in related party payables, and $129,650 in accounts payable and accrued expenses We currently have one officer and director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us. Our sales are to independent, third parties. Since May 2012, we have utilized the services of an independent contractor to assist us in selling the products. He is paid on a commission only basis.

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

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2024 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$66,797	$40,000	$106,797
Cost of Good Sold	37,240	29,872	67,112
Gross Profit	29,557	10,128	39,685

Expenses:
General & administrative	52,817	88,715	141,532
Advertising	-	-	-
Professional and consulting fees	102,517	2,500	105,017
Operating expenses	155,334	91,215	246,549

Net loss from operations	(125,777)	(81,087)	(206,864)

Interest and dividends	-	50	50
Other expense - foreign currency translation loss		1,837	1,837
Other income - interest - related party	-	46,812	46,812
Other expense - loss on loan modification	-	(11,469)	(11,469)
Unrealized gain on investments	-	98,416	98,416
Realized loss on investments	-	(110,561)	(110,561)
Income tax benefit/(expense)	(55,496)	20,520	(34,976)

Net loss	$(181,273)	$(35,482)	$(216,755)

Revenues for the year ended December 31, 2024 were $106,797 comprised of $66,797 from Quarta-Rad and $40,000 from Sellavir.

Operating expenses for the year ended December 31, 2024 were $246,549 comprised of $155,334 from Quarta-Rad and $91,215 from Sellavir.

Income tax expense/benefit for the year ended December 31, 2024 was $34,976 net expense, comprised of $55,496 income tax expense from Quarta-Rad and $20,520 income tax benefit from Sellavir.

Net loss for the year ended December 31, 2024 was $216,755, comprised of $181,273 net loss from Quarta-Rad and a $35,482 net loss from Sellavir.

FOR YEAR ENDED DECEMBER 31, 2023:

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

Revenues for the year ended December 31, 2024 were $508,316 comprised of $321,316 from Quarta-Rad and $187,000 from Sellavir.

Operating expenses for the year ended December 31, 2024 were $196,129 comprised of $188,967 from Quarta-Rad and $7,162 from Sellavir.

Income tax expense/benefit for the year ended December 31, 2024 was $11,827 net expense, comprised of $21,335 income tax benefit from Quarta-Rad and $33,162 income tax expense from Sellavir.

Net Income for the year ended December 31, 2024 was $44,492, comprised of $80,260 net loss from Quarta-Rad and a $124,752 net income from Sellavir.

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

Note Receivable Related Party

Significant estimates made by management include the recoverability of the related party notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected

Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of each note. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to notes receivable- related party. There was no reseve or allowance recorded at December 31, 2024 and 2023, respectively

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2024 and 2023, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenues. Our net revenues decreased $401,519, or 78.99%, to $106,797 for the year ended December 31, 2024, compared with 508,316 for comparable period in 2023. The decrease was primarily due to a decrease in revenue recognized through Quarta-Rad due to reduced inventory and timing of recognized revenue in Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold decreased 257,841, or 79.35% to $67,112 for the year ended December 31, 2024, compared to $324,953 for the comparable period in 2023. The decrease is due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2024, our total operating expenses increased $50,420 or 25.71%, to $246,549 compared to $196,129 for the comparable period in 2023. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and advertising costs. The components of operating expenses are discussed below.

●	General and administrative expenses, including advertising, increased $60,074 or 73.75%, to $141,532 for the year ended December 31, 2024, from $81,458 for the comparable period in 2023. The increase is primarily attributable to an increase in contractor Sellavir expenses.

●	Professional and consulting fees decreased $9,954 or 8.66% for the year ended December 31, 2024, to $105,017 from $114,971 for the comparable period in 2023. The decrease primarily due to reduced professional fees through Quarta-Rad.

Net Income. Our net loss increased by $261,247 to a net loss of ($216,755) for the year ended December 31, 2024, compared to net income of $44,492 for the year ended December 31, 2023. The increase is primarily attributable to a reduction of income in 2024.

QUARTA-RAD

For the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenues Our net revenues decreased $254,519, or 79.21%, to $66,797 for the year ended December 31, 2024 compared with $321,316 or comparable period in 2023. The decrease was primarily due to inventory purchase restrictions.

Cost of Goods Sold. Our Cost of Goods Sold decreased $196,704 or 84.08% to $233,944 for the year ended December 31, 2024, compared to $233,944 for the comparable period in 2023. The decrease is primarily due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2024, our total operating expenses decreased $33,633 or 17.80%, to $155,344 compared to $188,967 for the comparable period in 2023. The decrease was attributable to a decrease in advertising expenses.

Net Loss. Our net loss increased by $101,013, or 125.86% to a net loss of $181,273 for the year ended December 31, 2024 compared to a net loss of $80,260 for the year ended December 31, 2023. The increase is primarily attributable to a reduction of sales in 2024.

SELLAVIR

For the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenues Our net revenues decreased $147,000 or 78.61% to $40,000 for the year ended December 31, 2024 compared with $187,000 for comparable period in 2023. The decrease was due to the timing of recognition of income.

Cost of Goods Sold. Our Cost of Goods Sold decreased $61,137 or 67.18% to $29,872 for the year ended December 31, 2024, compared to $91,009 for the comparable period in 2023. The decrease is due to a reduction of sales.

Operating Expenses. For the year ended December 31, 2024, our total operating expenses increased $84,053 or 1173.60% to $91,215 compared to $7,162 for the comparable period in 2023. The decrease was attributable to an increase contractor and general and administrative expenses.

Net Income. Our net loss increased $160,234 to a net loss of ($35,482) for the year ended December 31, 2024 compared to a net income of $124,752 for the year ended December 31, 2023. The increase is primarily attributable to a decrease in sales and increased expenses.

Liquidity and Capital Resources. During the year ended December 31, 2024, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $577,814 and $683,314 as of December 31, 2024 and December 31, 2023, respectively, consisting of $63,021 and $72,625, respectively, in cash. Our working capital was a deficit of $260,907 and $46,448 of as December 31, 2024, and December 31, 2023, respectively.

Our total liabilities were $400,976 and $289,721 as of December 31, 2024, and December 31, 2023, respectively.

Our stockholders’ equity was $176,838 and $393,593 as of December 31, 2024 and 2023, respectively. Our accumulated deficit was ($171,456) and retained earnings were $45,299 as of December 31, 2024 and December 31, 2023, respectively.

We had $75,124 in cash used by and $49,773 in cash provided by operating activities for the year ended December 31, 2024 and 2023, respectively.

We had $65,520 in cash provided by and $271,026 in cash used by investing activities for year ended December 31, 2024 and 2023, respectively.

We had no cash provided by financing activities for the year ended December 31, 2024 and 2023, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2025.

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

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit. The Company has net deferred tax assets of $73,151 with a valuation allowance of ($73,151).

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2024 and 2023, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the Allowance for Credit Losses on Notes Receivable

Description of the Matters:

As discussed in Notes 3 and 7 to the financial statements, the Company has notes receivable from a related entity which are secured by the assets of the related entity. Management’s assessment of the recoverability of these notes receivable involves significant judgment and estimates related to the borrowers’ financial condition and the value of the collateral securing the notes receivable. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of the allowance estimation process, and of the process for such, including walkthroughs. To evaluate the related entities’ ability to repay notes, our audit procedures included, among others, reviewing the related entities’ financial statements, confirming with an independent member of the related entity as to the balance of the notes receivable and accrued interest, performing a sensitivity analysis in connection with the fair market value of the collateral and evaluating subsequent events to identify information that might affect the year-end estimate.

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditor since 2022.

San Diego, California

March 31, 2025

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$63,021	$72,625
Accounts receivable	6,233	7,289
Marketable securities, trading	5	52,148
Notes receivable - related party - current portion	67,750	80,813
Inventory	3,060	30,398
Total Current Assets	140,069	243,273

Fixed Assets, Net	770	1,570

Other Assets
Notes receivable - related party, net of current portion and discount of $10,422 and $13,360 at December 31, 2024 and December 31, 2023, respectively	334,143	341,557
Interest receivable - related party	76,307	44,172
Trade receivable, net of discount of $18,063 and $21,488 at December 31, 2024 and December 31, 2023, respectively	26,525	28,673
Deferred tax asset	-	24,069
Total Other Assets	436,975	438,471

TOTAL ASSETS	$577,814	$683,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$129,650	$105,244
Payable - related parties	271,326	184,477
Total Liabilities	400,976	289,721

Commitments and Contingencies - Note 8	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,674,483 and 15,674,483 were issued and outstanding on December 31, 2024 and December 31, 2023, respectively	1,568	1,568
Additional paid-in capital	346,726	346,726
Retained earnings/(accumulated deficit)	(171,456)	45,299
Total Stockholders’ Equity	176,838	393,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$577,814	$683,314

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2024	For the year ended December 31, 2023

Sales -Quarta Rad, Inc., net	$66,797	$321,316
Sales - Sellavir, Inc., net - related party	40,000	187,000

Total sales, net	106,797	508,316

Cost of goods sold - Quarta-Rad, Inc.	37,240	233,944
Cost of goods sold - Sellavir Inc.	29,872	91,009

Gross profit	39,685	183,363

Expenses:
General and administrative	141,532	31,518
Advertising	-	49,940
Professional and consulting fees	105,017	114,671
Operating expenses	246,549	196,129

Net loss from operations	(206,864)	(12,766)
Other income - interest and dividends	50	303
Other income/(expense) - foreign currency translation gain/(loss)	1,837	(36)
Other income - interest - related party	46,812	46,578
Other expense - loss on loan modification	(11,469)	-
Other income - unrealized gain/(loss) on investments	98,416	25,769
Other income - realized loss on investments	(110,561)	(3,529)
Net loss before provision for income taxes	(181,779)	56,319

Income tax expense	34,976	11,827

Net income/(loss)	$(216,755)	$44,492

Income/(loss) per share - basic and diluted	$(0.01)	$-

Weighted average shares - basic and diluted	15,674,483	15,674,483

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	15,674,483	$1,568	$346,726	$807	$349,101
Net income	-	-	-	44,492	44,492
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(216,755)	(216,755)
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023

OPERATING ACTIVITIES:
Net income/(loss)	$(216,755)	$44,492

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	800	800
Foreign currency translation (income)/loss	(1,837)	36
Loss on loan modification	11,469	-
Amortization of note premium	(3,208)	-
Amortization of discount of trade receivable	(3,425)
Net realized loss on investments	110,561	3,529
Net unrealized gain on investments	(98,416)	(25,769)
Income tax expense	34,976	11,827
Deferred income tax	(10,907)	-
Changes in operating assets and liabilities:
Accounts receivable	6,629	25,696
Inventory	27,338	155,670
Accrued interest receivable - related party	(43,604)	(51,578)
Accounts payable and accrued expenses	24,406	21,945
Deferred revenue - related party	-	(187,000)
Related party payable	86,849	50,125
Net cash provided/(used) by operating activities	(75,124)	49,773

INVESTING ACTIVITIES:
Sale of marketable securities, trading	39,998	201,894
Issuance of notes receivable - related party	-	(415,000)
Payments on notes receivable, related party	25,522
Purchase of marketable securities, trading	-	(57,920)
Net cash provided/(used) in Investing Activities	65,520	(271,026)

Net change in cash	(9,604)	(221,253)
Cash, beginning of period	72,625	293,878
Cash, end of period	$63,021	$72,625

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$10,907	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

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

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2024.

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

The current shareholder is currently funding operations. The Company has decided to explore plans to distribute the current operations in a spin-off.

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, the Company had an accumulated deficit of ($171,456) and incurred a net loss of $216,755 for the year then ended. The Company has $63,021 in cash and a working capital deficit of ($260,907) at December 31, 2024. The Company requires additional capital to meet its expected uses of cash from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management is implementing several plans to alleviate the conditions, giving rise to substantial doubt. These plans include:

●	Focusing on Sellavir’s CenterEye Platform

●	Implementing cost-reduction strategies to lower operating expenses.

●	Negotiating extended payment terms with certain vendors; and

●	Exploring strategic partnerships to generate near-term revenue.

●	Raise Capital

While we believe that these plans will provide sufficient liquidity to meet obligations as they become due, there is no assurance the plans will be successfully executed or that additional financing will be available on terms acceptable to the Company. As such, substantial doubt about the Company’s ability to continue as a going concern remains.

Principles of Consolidation

The consolidated financial statements include the accounts Quarta-Rad, Inc. and its wholly-owned subsidiary Sellavir, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates made by management include the recoverability of the related party notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected. The recoverability of the related party note receivable is a critical accounting estimate.

Advertising

The Company expenses advertising costs, primarily consisting of Amazon and other online marketing including search optimization, and placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2024 and 2023 amounted to $0 and $49,940, respectively.

Accounts Receivable

Accounts Receivable represent amounts from sales to various suppliers and online platforms. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2024 and 2023, respectively.

Quarta-Rad sold certain inventory held on consignment to a third-party supplier for $55,734 payable in equal installments over ten years through October 2033. The Company recorded a discount of $21,488, using a 10% discount rate, related to the transaction The discount was recorded as a reduction of revenues. Amortization will be recorded through 2030 using the effective interest method. The current portion is included in Accounts Receivable with the remainder included in long-term trade receivables. Payments are due each October through 2033. The Company amortized $3,425 and $0 in 2024 and 2023, respectively. The balance of the discount at December 31, 2024 was $18,063.

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

Two selling platforms/distributors accounted for 100% of accounts receivable at December 31, 2024 and two selling platforms/distributors accounted for 88% of accounts receivable at December 31, 2023.

Quarta Rad purchased 100% of its inventory through a third party in 2023.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale. The Company maintains an inventory reserve for damaged and obsolete inventory. The balance of the reserve was $300 and $6,000 at December 31, 2024 and 2023, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of deferred tax asset of $73,150 at December 31, 2024.

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

As of December 31, 2024, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2021 through 2024 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive instruments at December 31, 2024 and 2023.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2024 and 2023.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs for identical securities such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at December 31, 2024 and 2023 about the Company’s financial assets measured at fair value on a recurring basis

Values at December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$5	$-	$-	$5

Total assets at fair value	$5	$-	$-	$5

Values at December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$52,148	$-	$-	$52,148

Total assets at fair value	$52,148	$-	$-	$52,148

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2024 and 2023, respectively.

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

During 2022, Sellavir billed and received $220,000 from a related party for services to be performed, for AI consulting and development, during 2022 and throughout 2023. $187,000 is included as deferred revenue-related party at December 31, 2023 and recognized during the year ended December 31, 2023.

Recent Accounting Pronouncements

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses. The new guidance must be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales.. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir In 2024, Sellavir has strategically focused on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. The industry’s evolving landscape, particularly the shift from traditional on-premise solutions to cloud-hosted platforms, presents a unique opportunity for Sellavir to introduce a suite of AI-driven products. The success of call center product, CenterEye, depends on our ability to develop features that meet client needs, keep up with technological advancements, and address any software bugs or security vulnerabilities promptly. There is no guarantee that CenterEye will achieve market acceptance. Failure to gain traction could adversely affect our financial condition and results of operations.

NOTE 3–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land for development. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellavir to receive 3% of the selling price of the secured property along with a one year extension for all payment due dates. The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $262,909 and $261,072 recording a gain/(loss) on foreign currency translation of $1,837 and ($36) at December 31, 2024 and 2023, respectively. The amount of unamortized premium at December 31, 2024 is $13,360. Payments are deferred until April 1, 2025, with quarterly principal payments due through April 1, 2029. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellvir to receive 3% of the selling price of the secured property along with a one year extension for all payment due dates. The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2025, for the initial payment, with quarterly principal payments starting April 1, 2025 are due through April 1, 2029. Interest is payable at the end of the loan. The loan is secured by land located in Thailand. Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During March 2025, the second note of $164,375 and accrued interest of approximately $28,000 was assigned to the Company’s CEO and majority shareholder to satisfy certain obligations outstanding discussed in Note 7.

Accrued interest at December 31, 2024 and December 31, 2023, for both loans is $76,307 and $44,172, respectively, included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2025	$46,500	$21,250	$67,750
2026	$62,000	42,500	104,500
2027	$62,000	42,500	104,500
2028	$62,000	42,500	104,500
2029	$15,440	15,625	31,065
Totals	$247,940	$164,375	$412,315

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2024 & 2023 consisted of:

	2024	2023
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(3,235)	(2,435)
Net Property & Equipment	$770	$1,570

The Company recognized $800 and $800 in depreciation expense for the years ended December 31, 2024 and 2023 respectively.

NOTE 5–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2024 and 2023 are summarized below:

	2024		2023
Current:
Federal	$		$-
State		-	-
Total current		-	-

Deferred:
Federal		(38,174)	11,827
State		-	-
Change in valuation allowance		73,150	-
Total deferred		34,976	11,827
Income tax provision (benefit)		$34,976	$11,827

At December 31, 2024, the Company had federal net operating loss and capital loss carry forwards of approximately $113,402 which may be offset against future taxable income through 2040.

At December 31, 2024 and 2023, deferred tax assets (liabilities) consist of the following:

	2024	2023

Net operating loss carry-forwards	$42,806	$14,777
Inventory reserve	2,457	1,260
Accrued interest – related party	(3,033)	(9,781)
Accrued expenses – related party	(15,120)	(7,560)
Unrealized loss on investments	46,040	25,373
Total deferred tax assets	73,150	24,069
Less: valuation allowance	(73,150)	-

Net deferred tax assets	$-	$24,069

A reconciliation of the statutory federal income tax rate for the year ended December 31, 2024 and 2023 to the effective tax rate is as follows:

	2024	2023
Expected federal tax	21.00%	21.00%

Valuation allowance	(21.00)%	0%

Total	0%	21%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2024 and 2023. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2024 and 2023. The Company’s income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are, including prior year net operating losses.

NOTE 6–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no-par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

During January 2025, the Company issued 225,000 shares of restricted stock to Sellavir consultants valued at $222,625 the fair market value on the dates of issuance. The shares are fully vest at one year after date of issuance.

NOTE 7–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder, who disposed of their interest in 2024, through 2022. During 2023 the Company began purchasing inventory through a supplier in Kazakhstan. No inventory purchased from QRR during the years ended December 31, 2024 and 2023, respectively.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. No inventory purchased from through Star during the years ended December 31, 2024 and 2023, respectively. The Company owes Star $42,502 and $42,502 on December 31, 2024, and 2023 respectively. The balances are due on demand and do not incur interest.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of December 31, 2024 and 2023, is $91,850 and $91,850 respectively. The balances are due on demand and do not accrue interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $32,000 and $32,000 for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024 and 2023 the Company has accrued $120,000 and $88.000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of December 31, 2024, and 2023, is due $136,973 and $56,125, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

During 2024 and 2023, the Company, through Sellavir, Inc recognized $40,000 and $187,000, respectively, in services to STAR to develop software.

See Note 3 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the years ended December 31, 2024 and 2023 is as follows:

For the year ended December 31, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$66,797	40,000	$106,797
Loss from operations	(125,777)	(81,087)	(206,864)
Net loss	$(181,273)	(35,482)	$(216,755)

For the year ended December 31, 2023
	Quarta-Rad	Sellavir	Consolidated
Revenues	$321,316	$187,000	$508,316
Income/(loss) from operations	(101,595)	88,829	(12,766)
Net income/(loss)	$(80,260)	$124,752	$44,492

Total Assets	As of December 31, 2024	As of December 31, 2023
Quarta-Rad	$45,024	$151,789
Sellavir	532,790	531,525
Total Assets	$577,814	$683,314

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

The Company had a multi-year VAT tax examination by certain European tax authorities. The Company had originally accrued $100,000 in 2019 and made payment of $81,825 in payments through 2023. A balance of $0 and $0 was included in accrued expenses at December 31, 2024 and 2023 respectively. An amount of $18,175 was written of in 2023 due to the expiration of the statute of limitations.

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2024, through March 31, 2025. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

See Note 3 and Note 6 for discussions of a subsequent events.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective as of December 31, 2024 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management and the Company’s independent auditor as of December 31, 2024:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2024, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	50	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Alexey Golovanov	45	President and Director, removed during 2024.

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

Mr. Alexey Golovanov, President and Director

Alexey Golovanov is our President and Director and has served in this capacity since November 29, 2011. From July 2007 to the present, Mr. Golovanov has held several positions at Quarta-Rad, Ltd, a Russian Federation corporation that designs, manufactures and sells various detection devices around the world. Most recently, Mr. Golovanov is the Managing Director of Quarta-Rad, Ltd. and oversees the company’s product designs and product introductions in the various consumer markets in Russia and Europe. Mr. Golovanov has also overseen all of Quarta-Rad, Ltd.’s R&D activities, which led to the development of the RADEX and SINMOR model lines of detection devices. Mr. Golovanov has extensive experience in developing supply channels to procure the various components necessary for the production of cost-effective detection products, which allows the products to be distributed at competitive prices. Mr. Golovanov is no longer associated with the Company and left his position during 2024.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2024 and 2023, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1 Victor Shvetsky CEO, CFO and Director
	2024	$32,000	-	-	-	-	-	-	$32,000
	2023	$32,000	-	-	-	-	-	-	32,000

2 Alexey Golovanov, President

	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2024, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 17, 2024, we had 15,659,483 shares of common stock outstanding, which are held by 36 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Victor Shvetsky	12,268,103	78.27%
	All Officers and Directors as a Group (1 person)	12,268,103	78.27%

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

Mr. Golovanov, our president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), which is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2024 and 2023, we purchased $-0- and $506,834, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2024 and 2023, we owed Quarta-Rad Russia $91,850 and $91,850 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2024 and 2023 primarily relates to the development contract.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2024 and 2023:

	2024	2023

Audit Fees	$53,000	$51,601
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$53,000	$51,601

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2024 and 2023, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

For the 2024 and 2023 audits, our Director has considered the nature and amount of fees billed or expected to be billed by DBB McKennon, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DBB’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Report, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1*	Certificate of Incorporation
3.1a*	Certificate of Amendment to Certificate of Incorporation
3.1b*	Certificate of Amendment to Certificate of Incorporation
3.1c*	Certificate of Correction to Certificate of Amendment of Certificate of Incorporation
3.2*	Bylaws
14.1*	Code of Ethics
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.

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

