Form 10-Q
period 2025-03-31
Quarta-Rad, Inc.
filed 2025-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2025, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,899,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$49,754	$63,021
Accounts receivable	5,961	6,233
Marketable securities, trading	2	5
Notes receivable - related party - current portion	-	67,750
Inventory	1,020	3,060
Total Current Assets	56,737	140,069

Fixed Assets, Net	570	770

Other Assets
Notes receivable - related party, net of current portion and discount of $9,620 and $10,422 at March 31, 2025 and December 31, 2024, respectively	403,478	334,143
Interest receivable - related party	87,208	76,307
Trade receivable	27,381	26,525
Total Other Assets	518,067	436,975

TOTAL ASSETS	$575,374	$577,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$141,600	$129,650
Deferred revenue - related party	20,000	-
Payable - related parties	277,240	271,326
Total Liabilities	438,840	400,976

Commitments and Contingencies - Note 9	-	-

Stockholders’ Equity
Common Stock: authorized 50,000,000 common shares, $0.0001 par value 15,899,483 and 15,674,483 were issued and outstanding on March 31, 2025 and December 31, 2024, respectively	1,591	1,568
Additional paid-in capital	383,808	346,726
Accumulated deficit	(248,865)	(171,456)
Total Stockholders’ Equity	136,534	176,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$575,374	$577,814

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Sales -Quarta Rad, Inc., net	$2,887	$22,042
Sales - Sellavir, Inc., net - related party	30,000	-

Total sales, net	32,887	22,042

Cost of goods sold - Quarta-Rad, Inc.	2,349	10,249
Cost of goods sold - Sellavir Inc.	31,898	-

Gross loss	(1,360)	11,793

Expenses:
General and administrative	61,137	45,842
Professional and consulting fees	27,400	28,509
Operating expenses	88,537	74,351

Net loss from operations	(89,897)	(62,558)
Other income - interest and dividends	4	1
Other income/(expense) - foreign currency translation gain/(loss)	783	(13,683)
Other income - interest - related party	11,703	11,703
Other expense - loss on loan modification	-	(11,469)
Other income - unrealized gain/(loss) on investments	(2)	(15,645)
Net loss before provision for income taxes	(77,409)	(91,651)

Income tax expense	-	-

Net loss	$(77,409)	$(91,651)

Loss per share - basic and diluted	$-	$(0.01)

Weighted average shares - basic and diluted	15,833,538	15,674,483

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Net loss				$(77,409)	$(77,409)
Stock based compensation	225,000	23	37,082	-	37,105
Balance, March 31, 2025	15,899,483	$1,591	$383,808	$(248,865)	$136,534

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(91,651)	(91,651)
Balance, March 31, 2024	15,674,483	$1,568	$346,726	$(46,352)	$301,942

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

OPERATING ACTIVITIES:
Net loss	$(77,409)	$(91,651)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	200	200
Stock based compensation	37,105	-
Foreign currency translation (income)/loss	(783)	13,683
Amortization of note premium	(802)	(802)
Amortization of receivable discount	(856)	(856)
Net unrealized gain on investments	2	15,645
Deferred income tax	-	(10,907)
Changes in operating assets and liabilities:
Accounts receivable	272	(84)
Inventory	2,040	6,840
Accrued interest receivable - related party	(10,901)	568
Accounts payable and accrued expenses	11,951	10,485
Deferred revenue - related party	20,000	-
Related party payable	5,914	34,322
Net cash used by operating activities	(13,267)	(22,557)

Net change in cash	(13,267)	(22,557)
Cash, beginning of period	63,021	72,625
Cash, end of period	$49,754	$50,068

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$10,907

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and Subsidiaries (the “Company”) as of March 31, 2025, and the statements of operations and changes in stockholders’ equity for the three months ended March 31, 2025, and 2024, and the cash flows for three months ended March 31, 2025, and 2024 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of March 31, 2025, the results of operations and cash flows for the periods ended March 31, 2025, and 2024.

The condensed and consolidated balance sheet as of December 31. 2024 has been derived from audited financial statements. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31. 2024.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

Significant estimates made by management include, among others, provisions for the valuation of related party revenue, and notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expenses for the three months ended March 31, 2025, and 2024, amounted to $-0-,and $-0-, respectively.

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

Two selling platforms/distributors accounted for 88% of accounts receivable at March 31, 2025, and 100% of accounts receivable at December 31. 2024.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended March 31, 2025, and 2024.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2025 and December 31. 2024. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at March 31, 2025, and December 31, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

Values on March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$2	$-	$-	$2

Total assets at fair value, March 31, 2025	$2	$-	$-	$2

Values on December 31. 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$5	$-	$-	$5

Total assets at fair value, December 31. 2024	$5	$-	$-	$5

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at March 31, 2025 and December 31. 2024, respectively.

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

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. The industry’s evolving landscape, particularly the shift from traditional on-premise solutions to cloud-hosted platforms, presents a unique opportunity for Sellavir to introduce a suite of AI-driven products. .. The success of call center product, CenterEye, depends on our ability to develop features that meet client needs, keep up with technological advancements, and address any software bugs or security vulnerabilities promptly. There is no guarantee that CenterEye will achieve market acceptance. Failure to gain traction could adversely affect our financial condition and results of operations.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest a rate of 15% per annum. As of January 2024, the note was amended to reduce the interest rate to 10% and for Sellavir to receive 3% of the selling price of the secured property. The Company recorded a loss of $8,188 in connection with this loan modification in 2024. The Company marked the note to Thai Bhat, valued at $263,692 and $262,909 recording a gain /(loss)on foreign currency translation of $783 and 1,837 at March 31, 2025 and December 31, 2024, respectively. The amount of unamortized premium at March 31, 2025 and December 31, 2024 is $9,620 and $10,422, respectively. Payments are deferred until April 1, 2026 with quarterly principal payments due through April 1, 2030. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024 and for Sellvir to receive 3% of the selling price of the secured property along with a one year extension for all payment due dates. The Company recorded a loss of $3,281 in connection with this loan modification in 2024. Payments are deferred until April 1, 2026, with quarterly principal payments due through April 1, 2030. Interest is payable at the end of the loan. The loan is secured by land located in Thailand. Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During January 2024 and May 2025, both notes were amended to provide one year extension and two-year extension, respectively, for all payment due dates.

During March 2025, the Company made the determination that the second note of $164,375 and accrued interest of approximately $35,000 was assigned to the Company’s CEO and majority shareholder to satisfy certain obligations outstanding discussed in Note 7. The assignment and terms were finalized and recorded as an offset to accrued expenses in May 2025.

Accrued interest at March 31, 2025 and December 31, 2024 for both loans is $87,208 and $ 76,307, respectively, included as a long-term asset, interest receivable – related party.

Principal amounts to be received for the two notes are as follows:

	$261,038 Note	$175,000 Note	Total
2025	$-0-	$-0-	$-0-
2026	-0-	-0-	-0-
2027	46,647	21,250	67,897
2028	62,196	42,500	104,696
2029	62,196	42,500	104,696
2030	62,196	42,500	104,696
2031	15,488	15,625	31,113
Totals	$248,723	$164,375	$413,098

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at March 31, 2025, and December 31. 2024 consisted of:

	March 31,	December 31,
	2025	2024
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(3,435)	(3,235)
Net Property & Equipment	$570	$770

The Company recognized $200 in depreciation expense in each period for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6–STOCKHOLDERS’ EQUITY

During January 2025, the Company issued 225,000 shares of restricted stock to Sellavir consultants valued at $222,625, the fair market value on the dates of issuance. The shares are subject to a 12-month vesting period from the date of issuance. The Company expensed $37,105, included in general and administrative expenses, during the three months ended March 31, 2025. The remaining $185,520 will be recorded over the next ten months through January 2026.

NOTE 7–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder, who disposed of their interest in 2024, through 2022. During 2023 the Company began purchasing inventory through a supplier in Kazakhstan. No inventory purchased from QRR during the three months ended March 31, 2025, and 2024, respectively.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. No inventory purchased from STAR during the three months ended March 31, 2025, and 2024, respectively. The Company owes STAR $42,502 and $42,502 on March 31,2025, and December 31, 2024, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of March 31, 2025, and December 31, 2024, is $91,850 and $91,850 respectively. The balances are due on demand and do not accrue interest.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the (unaudited) Condensed and Consolidated Financial Statements

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000 and $8,000 for the three months ended March 31 2025, and 2024, respectively. As of March 31, 2025 and December 31, 2024 the Company has accrued $128,000 and $120,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets.

From time to time the CEO advanced funds for operations. As of March 31, 2025 and December 31, 2024, is due $142,888 and $136,973, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

Sellavir recognized $30,000 and $-0- of revenue for the three months ended March 31, 2025, and 2024, respectively in services to STAR to develop software. During March 2025, Sellavir also received $20,000 in development fees, for services to be performed, recorded as deferred revenue.

See Note 4 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the three months ended March 31 2025 and 2024 is as follows:

For the three months ended March 31, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$2,887	30,000	$32,887
Loss from operations	(41,240)	(48,657)	(89,897)
Net loss	$(41,240)	(36,169)	$(77,409)

For the three months ended March 31, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$22,042	$-	$22,042
Income/(loss) from operations	(37,164)	(25,394)	(62,558)
Net income/(loss)	$(37,164)	$(54,487)	$(91,651)

	As of March 31, 2025	As of December 31, 2024
Total Assets
Quarta-Rad	$40,598	$45,024
Sellavir	534,776	532,790
Total Assets	$575,374	$577,814

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2025, through May 15, 2025. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

See Note 4 for discussions of subsequent events.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2025, and 2024. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through March 31, 2025.

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

Our business strategy is to expand the development and marketing of CenterEye, our proprietary call center software. We aim to enhance call center efficiency and customer engagement through innovative AI-driven solutions. While we maintain our online presence, our primary efforts are directed toward software development, marketing, and establishing partnerships with call centers and businesses requiring advanced customer service solutions.

Sellavir Consulting:

We expanded our operations through the acquisition of Sellavir Inc. in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We rely on their sales staff for the identification of new opportunities in the Japanese market. Quarta-Rad has acquired the company to:

- leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities

- expand its scope outside the radiation measurement

- recognizing the potential in the call center industry and leveraging Sellavir’s, we are set to launch a new product specifically designed to simplify the use of complex cloud-based call center platforms. This product will be offered as a monthly subscription service, which is expected to provide a steady and predictable stream of revenue. Sellavir began recognizing revenue in September 2024 in connection with the call center software.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2025, and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2025, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$2,887	$30,000	$32,887
Cost of Good Sold	2,349	31,898	34,247
Gross Profit	538	(1,898)	(1,360)

Expenses:
General & administrative	14,378	46,759	61,137
Advertising	-	-	-
Professional and consulting fees	27,400	-	27,400
Operating expenses	41,778	46,759	88,537

Net loss from operations	(41,240)	(48,657)	(89,897)

Interest and dividends	-	4	4
Other expense - foreign currency translation loss		783	783
Other income - interest - related party	-	11,703	11,703
Other expense - loss on loan modification		-	-
Unrealized gain/(loss) on investments	-	(2)	(2)
Realized gain/(loss) on investments	-	-	-
Interest expense		-	-
Income tax benefit/(expense)	-	-	-

Net loss	$(41,240)	$(36,169)	$(77,409)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended March 31, 2024, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$22,042	$-	$22,042
Cost of Good Sold	10,249	-	10,249
Gross Profit	11,793	-	11,793

Expenses:
General & administrative	21,948	23,894	45,842
Advertising	-	-	-
Professional and consulting fees	27,009	1,500	28,509
Operating expenses	48,957	25,394	74,351

Net income (loss) from operations	(37,164)	(25,394)	(62,558)

Interest and dividends	-	1	1
Other expense - foreign currency translation loss		(13,683)	(13,683)
Other income - interest - related party	-	11,703	11,703
Other expense - loss on loan modification		(11,469)	(11,469)
Unrealized gain/(loss) on investments	-	(15,645)	(15,645)
Realized gain/(loss) on investments		-	-
Interest expense		-	-
Income tax benefit (/expense)	-	-	-

Net income/(loss)	$(37,164)	$(54,487)	$(91,651)

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Consolidated Totals:

Three months ended March 31, 2025 compared with the three months ended March 31, 2024

Revenues. Our net revenues increased $10,845, or 49,20% to $32,887 for the three months ended March 31, 2025, compared with $22,042 for the three months ended March 31, 2024. The reduction was primarily attributable to the increase in Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $23,998 or 234.10% to $34,247 for the three months ended March 31, 2025, compared to $10,249 for the comparable period in 2024. The increase was due to the increased sales in Sellavir.

Operating Expenses. For the three months ended March 31, 2025, our total operating expenses increased $14,186 or 19.08% to $88,537 compared to $74,351 for the three months ended March 31, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

Net Loss. Our net loss decreased $14,242 or 15.54% to $77,409 for the three months ended March 31, 2025 compared to $91,651 for the three months ended March 31, 2024. The decrease is primarily attributable to Sellavir’s increased revenue.

QUARTA-RAD

Three months ended March 31, 2025, compared with the three months ended March 31, 2024

Revenues. Our net revenues decreased $19,155, or 86.90% to $2,887 for the three months ended March 31, 2025, compared with $22,042 for the three months ended March 31, 2024. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $7,900 or 77.08% to $2,349 for the three months ended March 31, 2025, compared to $10,249 for the comparable period in 2024. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended March 31, 2025, our total operating expenses decreased $7,179 or 14.66% to $41,778 compared to $48,957 for the three months ended March 31, 2024. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss increased $4,076 or 10.97% to $41,240 for the three months ended March 31, 2025, compared to a net loss of $37,164 for the three months ended March 31, 2024. The increase was primarily due to a decrease in sales.

SELLAVIR

Three months ended March 31, 2025, compared with the three months ended March 31, 2024

Revenues. Our net recognized revenue increased $30,000 to $30,000 for the three months ended March 31, 2025 compared with $-0- for the three months ended March 31, 2024. The increase is due to the timing of revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold increased $31,898 to $31,898 for the three months ended March 31, 2025, compared to $-0- for the comparable period in 2024. The increase was primarily due to increased sales.

Operating Expenses. For the three months ended March 31, 2025, our total operating expenses increased $21,365 or 84.13% to. $46,759 compared to $25,394 for the three months ended March 31, 2024. The increase was primarily due to the issuance of stock-based compensation.

Net Loss. Our net loss decreased $18,318 to $36,169 or 10.70% for the three months ended March 31, 2025, compared to a net loss of $54,487 for the three months ended March 31, 2024. The increase was primarily due to increased revenue.

Liquidity and Capital Resources. During the three months ended March 31, 2025, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $575,374 and $577,814 as of March 31, 2025, and December 31, 2024, respectively, consisting of $49,754 and $63,021, respectively, in cash. Our working capital deficit was ($382,103) and ($260,907) as of March 31, 2025 and December 31, 2024, respectively.

We had $13,267 and $22,557 in cash used by operating activities for the three months ended March 31, 2025, and 2024, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2025, and 2024, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2025, and 2024, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2025.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at March 31, 2025, and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

May 15, 2025	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

