Form 10-Q
period 2025-06-30
Quarta-Rad, Inc.
filed 2025-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2025, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,899,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

unaudited

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$29,563	$63,021
Accounts receivable	5,573	6,233
Marketable securities, trading	1	5
Notes receivable - related party - current portion	-	67,750
Inventory	600	3,060
Total Current Assets	35,737	140,069

Fixed Assets, Net	370	770

Other Assets
Notes receivable - related party, net of current portion and discount of $8,818 and $10,422 at June 30, 2025 and December 31, 2024, respectively	253,575	334,143
Interest receivable - related party	52,208	76,307
Trade receivable	28,237	26,525
Total Other Assets	334,020	436,975

TOTAL ASSETS	$370,127	$577,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$102,900	$129,650
Payable - related parties	147,132	271,326
Total Liabilities	250,032	400,976

Commitments and Contingencies - Note 8	-	-

Stockholders’ Equity
Common stock: authorized 50,000,000 common shares, $0.0001 par value 15,899,483 and 15,674,483 were issued and outstanding on June 30, 2025 and December 31, 2024, respectively	1,591	1,568
Additional paid-in capital	439,464	346,726
Accumulated deficit	(320,960)	(171,456)
Total Stockholders’ Equity	120,095	176,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,127	$577,814

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Sales -Quarta Rad, Inc., net	$2,330	$29,044	$5,217	$51,086
Sales - Sellavir, Inc., net - related party	65,000	-	95,000	-

Total sales, net	67,330	29,044	100,217	51,086

Cost of goods sold - Quarta-Rad, Inc.	486	18,424	2,835	28,673
Cost of goods sold - Sellavir Inc.	29,116	-	61,014	-

Gross profit	37,728	10,620	36,368	22,413

Expenses:
General and administrative	90,809	53,725	151,946	99,567
Professional and consulting fees	33,487	30,837	60,887	59,346
Operating expenses	124,296	84,562	212,833	158,913

Net loss from operations	(86,568)	(73,942)	(176,465)	(136,500)
Other income - interest and dividends	2	1	6	2
Other income (expense) - foreign currency translation gain/(loss)	13,670	(2,427)	14,453	(16,110)
Other income - interest - related party	802	11,703	12,505	23,406
Other expense - loss on loan modification	-	2,321	-	(11,469)
Other income - unrealized loss on investments	(1)	-	(3)	(13,324)
Net loss before provision for income taxes	(72,095)	(62,344)	(149,504)	(153,995)

Income tax expense	-	-	-	-

Net loss	$(72,095)	$(62,344)	$(149,504)	$(153,995)

Loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	15,899,483	15,674,483	15,866,693	15,674,483

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Net loss	-	-	-	(149,504)	(149,504)
Stock based compensation	225,000	23	92,738	-	92,761
Balance, June 30, 2025	15,899,483	$1,591	$439,464	$(320,960)	$120,095

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(153,995)	(153,995)
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	15,899,483	$1,591	$383,808	$(248,865)	$136,534
Net loss	-	-	-	(72,095)	(72,095)
Stock based compensation	-	-	55,656	-	55,656
Balance, June 30, 2025	15,899,483	$1,591	$439,464	$(320,960)	$120,095

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, March 31, 2024	15,674,483	$1,568	$346,726	$(46,352)	$301,942
Net loss	-	-	-	(62,344)	(62,344)
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

OPERATING ACTIVITIES:
Net loss	$(149,504)	$(153,995)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	400	400
Stock based compensation	92,761	-
Foreign currency translation (income) loss	(14,453)	16,110
Loss on loan modification	-	11,469
Amortization of note premium	(1,604)	(1,604)
Amortization of receivable discount	(1,712)	(1,712)
Net unrealized (gain) loss on investments	3	13,324
Deferred income tax	-	(10,907)
Changes in operating assets and liabilities:
Accounts receivable	660	1,716
Inventory	2,460	22,001
Accrued interest receivable - related party	(10,901)	(21,802)
Accounts payable and accrued expenses	8,251	11,356
Related party payable	40,181	79,231
Net cash used by Operating Activities	(33,458)	(34,413)

INVESTING ACTIVITIES:
Payments on notes receivable, related party	-	25,522
Net cash provided (used) in Investing Activities	-	25,522

FINANCING ACTIVITIES:
Payments on notes receivable, related party	-	-
Net cash provided by Financing Activities	-	-

Net change in cash	(33,458)	(8,891)
Cash, beginning of period	63,021	72,625
Cash, end of period	$29,563	$63,734

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Transfer of note receivable - related party at carrying value to officer in settlement of loan payable and accrued expenses:	$199,375	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$10,907

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and subsidiaries (the “Company”) as of June 30, 2025, and the statements of operations and changes in stockholders’ equity for the three and six months ended June 30, 2025, and 2024, and the cash flows for the six months ended June 30, 2025, and 2024 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of June 30, 2025, the results of operations and cash flows for the periods ended June 30, 2025, and 2024.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Quarta-Rad, Inc. and its wholly-owned subsidiary Sellavir, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

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

One selling platforms/distributors accounted for 100% of accounts receivable at June 30, 2025, and two selling platforms/distributors accounted for 100% of accounts receivable at December 31. 2024.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended June 30, 2025, and 2024.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2025 and December 31. 2024. Marketable securities are level one assets recorded at fair value.

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

Notes to the unaudited Condensed and Consolidated Financial Statements

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at June 30, 2025, and December 31, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

Values on June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$1	$-	$-	$1

Total assets at fair value, June 30, 2025	$1	$-	$-	$1

Values on December 31. 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable Securities	$5	$-	$-	$5

Total assets at fair value, December 31, 2024	$5	$-	$-	$5

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund, and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances at June 30, 2025 and December 31, 2024, respectively.

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

We recognize consulting revenue over time as services are performed. Invoiced amounts are determined based on the level of work completed by contractors, measured against predetermined project milestones. These milestones are defined in the client contract and are tied to specific deliverables or stages in the agreed-upon project timeline.

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

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and their ability to continue to sell in the EU was be diminished.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation. for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest at a rate of 15% per annum. As of January 2024, the note was amended to reduce the interest rate to 10% and for Sellavir to receive 3% of the selling price of the secured property. The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $277,290 and $262,909 recording a gain (loss) on foreign currency translation of $14,453 and $1,837 at June 30, 2025, and December 31, 2024, respectively. The amount of unamortized premium at June 30, 2025 and December 31, 2024 is $8,818 and $10,422, respectively. Payments are deferred until April 1, 2027 with quarterly principal payments due through April 1, 2031. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan. Sellavir stopped recognizing accrued interest income as of March 31, 2025.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024, and for Sellavir to receive 3% of the selling price of the secured property along with a one year extension for all payment due dates. The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2026, with quarterly principal payments due through April 1, 2030. Interest is payable at the end of the loan. The loan is secured by land located in Thailand. Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During January 2024 and May 2025, both notes were amended to provide one and two year extensions, respectively, for all payment due dates.

During March 2025, the second note of $164,375 and accrued interest of $35,000 was assigned to the Company’s CEO and majority shareholder to satisfy certain obligations outstanding discussed in Note 7. The assignment was finalized and recorded as an offset to accrued expenses and payables – related party in May 2025.

Accrued interest at June 30, 2025 is $58,734, and at December 31, 2024, accrued interest for both loans was $76,307. Accrued interest included as a long-term asset, interest receivable – related party, is $52,208 and $76,307 at June 30, 2025, and December 31, 2024, respectively. The difference at June 30th is due to the pausing of recognition of accrued interest as of March 31, 2025.

Principal amounts to be received for the two notes are as follows:

$261,038 Note
2027	$49,210
2028	65,614
2029	65,614
2030	65,614
2031	16,341
Totals	$262,393

NOTE 5–PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2025 and December 31, 2024 consisted of:

	June 30,	December 31,
	2025	2024
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(3,635)	(3,235)
Net Property & Equipment	$370	$770

The Company recognized $200, $400, $200, and $400 in depreciation expense in each period for the three and six months ended June 30, 2025 and 2024, respectively.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 6–STOCKHOLDERS’ EQUITY

During January 2025, the Company issued 225,000 shares of restricted stock to Sellavir consultants valued at $222,625, the fair market value on the dates of issuance. The shares are subject to a 12-month vesting period from the date of issuance. The Company expensed $55,656 and $92,761, included in general and administrative expenses, during the three and six months ended June 30, 2025. The remaining $129,865 will be recorded over the next seven months through January 2026.

NOTE 7–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date purchased all of it inventory, through 2022, from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder, who disposed of their interest in 2024. During 2023 the Company began purchasing inventory through a supplier in Kazakhstan. No inventory purchased from QRR during the six months ended June 30, 2025, and 2024, respectively.

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. No inventory purchased from STAR during the six months ended June 30, 2025, and 2024, respectively. The Company owes STAR $42,502 on June 30, 2025 and December 31, 2024, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of June 30, 2025 and December 31, 2024, is $91,850. The balances are due on demand and do not accrue interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000, $16,000, $8,000, and $16,000 for the three and six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company has accrued $101,000 and $120,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets. As discussed in Note 4, the Company assigned a Note Receivable and accrued interest held by Sellavir to the Company’s CEO which included $35,000 applied to accrued salary.

From time to time the CEO advanced funds for operations. As of June 30, 2025 and December 31, 2024, the CEO is due $12,780 and $136,973, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest. As discussed in Note 4, the Company assigned a Note Receivable and accrued interest held by Sellavir to the Company’s CEO which included $164,375 of expenses paid for on behalf of both Sellavir and Quarta-Rad.

Sellavir recognized $65,000, 95,000, $-0-, and $-0- of revenue for the three and six months ended June 30, 2025, and 2024, respectively in contract services to STAR to develop software. The CEO of Quarta-Rad is the majority shareholder of STAR.

See Note 4 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Segment information for the three and six months ended June 30, 2025, and 2024 is as follows:

For the six months ended June 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$5,217	95,000	$100,217
Loss from operations	(97,861)	(78,604)	(176,465)
Net loss	$(97,861)	(51,643)	$(149,504)

For the three months ended June 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$2,330	65,000	$67,330
Loss from operations	(56,621)	(29,947)	(86,568)
Net loss	$(56,621)	(15,474)	$(72,095)

For the six months ended June 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$51,086	$-	$51,086
Loss from operations	(78,072)	(58,428)	(136,500)
Net loss	$(78,072)	$(75,923)	$(153,995)

For the three months ended June 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$29,044	$-	$29,044
Loss from operations	(40,908)	(33,034)	(73,942)
Net loss	$(40,908)	$(21,436)	$(62,344)

Total Assets	As of June 30, 2025	As of December 31, 2024
Quarta-Rad	$44,885	$45,024
Sellavir	325,242	532,790
Total Assets	$370,127	$577,814

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2025 through August 14, 2025. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2025, and 2024. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through June 30, 2025.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2025 and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the three months ended June 30, 2025, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$2,330	$65,000	$67,330
Cost of Good Sold	486	29,116	29,602
Gross Profit	1,844	35,884	37,728

Expenses:
General & administrative	24,978	65,831	90,809
Professional and consulting fees	33,487	-	33,487
Operating expenses	58,465	65,831	124,296

Net loss from operations	(56,621)	(29,947)	(86,568)

Interest and dividends	-	2	2
Other expense - foreign currency translation gain		13,670	13,670
Other income - interest - related party	-	802	802
Unrealized loss on investments	-	(1)	(1)

Net loss	$(56,621)	$(15,474)	$(72,095)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the six months ended June 30, 2025, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$5,217	$95,000	$100,217
Cost of Good Sold	2,835	61,014	63,849
Gross Profit	2,382	33,986	36,368

Expenses:
General & administrative	39,356	112,590	151,946
Professional and consulting fees	60,887	-	60,887
Operating expenses	100,243	112,590	212,833

Net loss from operations	(97,861)	(78,604)	(176,465)

Interest and dividends	-	6	6
Other expense - foreign currency translation loss		14,453	14,453
Other income - interest - related party	-	12,505	12,505
Other expense - loss on loan modification		-	-
Unrealized loss on investments	-	(3)	(3)

Net loss	$(97,861)	$(51,643)	$(149,504)

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Consolidated Totals:

Six months ended June 30, 2025 compared with the six months ended June 30, 2024

Revenues. Our net revenues increased $49,131, or 96.17% to $100,217 for the six months ended June 30, 2025, compared with $51,086 for the six months ended June 30, 2024. The reduction was primarily attributable to the increase in Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $35,176 or 122.68% to $63,849 for the six months ended June 30, 2025, compared to $28,673 for the comparable period in 2024. The increase was due to the increased sales in Sellavir.

Operating Expenses. For the six months ended June 30, 2025, our total operating expenses increased $53,920 or 33.93% to $212,833 compared to $158,913 for the six months ended June 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

Net Loss. Our net loss decreased $4,491 or 2.92% to $149,504 for the six months ended June 30, 2025, compared to a net loss of $153,995 for the six months ended June 30, 2024. The decrease was primarily due to an increase in sales and decrease in realized and unrealized losses.

QUARTA-RAD

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

Revenues. Our net revenues decreased $45,869, or 89.79% to $5,217 for the six months ended June 30, 2025, compared with $51,086 for the six months ended June 30, 2024. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $25,838 or 90.11% to $2,835 for the six months ended June 30, 2025, compared to $28,673 for the comparable period in 2024. The decrease was a result of decreased sales.

Operating Expenses. For the six months ended June 30, 2025, our total operating expenses decreased $242 or 0.24% to $100,243 compared to $100,485 for the six months ended June 30, 2024. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss increased $19,789 or 25.35% to $97,861 for the six months ended June 30, 2025, compared to a net loss of $78,072 for the six months ended June 30, 2024. The decrease was primarily due to a reduction in sales.

SELLAVIR

Six months ended June 30, 2025, compared with the six months ended June 30, 2024

Revenues. Our net recognized revenue increased $95,000 to $95,000 for the six months ended June 30, 2025 compared with $-0- for the six months ended June 30, 2024. The increase is due to the timing of revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold increased $61,014 to $61,014 for the six months ended June 30, 2025, compared to $-0- for the comparable period in 2024. The increase was primarily due to increased sales.

Operating Expenses. For the six months ended June 30, 2025, our total operating expenses increased $54,162 or 92.70% to $112,590 compared to $58,428 for the six months ended June 30, 2024. The increase was primarily due to the issuance of stock-based compensation.

Net Loss. Our net loss decreased $24,280 to $51,643 or 31.98% for the six months ended June 30, 2025, compared to a net loss of $75,923 for the six months ended June 30, 2024. The decrease was primarily due to an increase in sales.

Consolidated Totals:

Three months ended June 30, 2025 compared with the three months ended June 30, 2024

Revenues. Our net revenues increased $38,286, or 131.82% to $67,330 for the three months ended June 30, 2025, compared with $29,044 for the three months ended June 30, 2024. The reduction was primarily attributable to the increase in Sellavir revenue.

Cost of Goods Sold. Our Cost of Goods Sold increased $11,178 or 60.67% to $29,602 for the three months ended June 30, 2025, compared to $18,424 for the comparable period in 2024. The increase was due to the increased sales in Sellavir.

Operating Expenses. For the three months ended June 30, 2025, our total operating expenses increased $39,734, or 46.99% to $124,296 compared to $84,562 for the three months ended June 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

Net Loss. Our net loss increased $9,751 or 15.64% to $72,095 for the three months ended June 30, 2025 compared to $62,344 for the three months ended June 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

QUARTA-RAD

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

Revenues. Our net revenues decreased $26,714, or 91.98% to $2,330 for the three months ended June 30, 2025, compared with $29,044 for the three months ended June 30, 2024. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our Cost of Goods Sold decreased $17,938 or 97.36% to $486 for the three months ended June 30, 2025, compared to $18,424 for the comparable period in 2024. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended June 30, 2025, our total operating expenses increased $6,937 or 13.46% to $58,465 compared to $51,528 for the three months ended June 30, 2024. The increase is primarily attributable to the increase in administrative expenses.

Net Loss. Our net loss increased $15,713 or 38.41% to $56,621 for the three months ended June 30, 2025, compared to a net loss of $40,908 for the three months ended June 30, 2024. The increase was primarily due to a decrease in sales.

SELLAVIR

Three months ended June 30, 2025, compared with the three months ended June 30, 2024

Revenues. Our net recognized revenue increased $65,000 to $65,000 for the three months ended June 30, 2025 compared with $-0- for the three months ended June 30, 2024. The increase is due to the timing of revenue recognized.

Cost of Goods Sold. Our Cost of Goods Sold increased $29,116 to $29,116 for the three months ended June 30, 2025, compared to $-0- for the comparable period in 2024. The increase was primarily due to increased sales.

Operating Expenses. For the three months ended June 30, 2025, our total operating expenses increased $63,511 or 2,737.46% to $65,831 compared to $2,320 for the three months ended June 30, 2024. The increase was primarily due to the issuance of stock-based compensation.

Net Loss. Our net loss decreased $5,962 to $15,474 or 27.81% for the three months ended June 30, 2025, compared to a net loss of $21,436 for the three months ended June 30, 2024. The increase was primarily due to the issuance of stock based compensation.

Liquidity and Capital Resources. During the six months ended June 30, 2025, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $370,127 and $577,814 as of June 30, 2025, and December 31, 2024, respectively, consisting of $29,563 and $63,021, respectively, in cash. Our working capital deficit was ($214,295) and ($260,907) as of June 30, 2025 and December 31, 2024, respectively.

We had $33,458 and $34,413 in cash used by operating activities for the six months ended June 30, 2025, and 2024, respectively.

We had $-0- and $25,522 provided by investing activities for the six months ended June 30, 2025, and 2024, respectively.

We had no cash provided by financing activities for the six months ended June 30, 2025, and 2024, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2025.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2025.

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

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at June 30, 2025, and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 14, 2025	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

