Form 10-Q
period 2025-09-30
Quarta-Rad, Inc.
filed 2025-11-13
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2025, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,899,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$33,108	$63,021
Accounts receivable	6,493	6,233
Marketable securities, trading	3	5
Notes receivable - related party - current portion	-	67,750
Inventory	-	3,060
Total Current Assets	39,604	140,069

Fixed Assets, Net	170	770

Other Assets
Notes receivable - related party, net of current portion and discount of $8,016 and $10,422 at September 30, 2025 and December 31, 2024, respectively	255,792	334,143
Interest receivable - related party	52,208	76,307
Trade receivable	29,093	26,525
Total Other Assets	337,093	436,975

TOTAL ASSETS	$376,867	$577,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$133,400	$129,650
Payable - related parties	134,357	271,326
Total Liabilities	267,757	400,976

Commitments and Contingencies - Note 9	-	-

Stockholders’ Equity
$0.0001 par value; 50,000,000 shares authorized; 15,899,483 and 15,674,483 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,591	1,568
Additional paid-in capital	495,120	346,726
Accumulated deficit	(387,601)	(171,456)
Total Stockholders’ Equity	109,110	176,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,867	$577,814

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Sales -Quarta Rad, Inc., net	$2,469	$8,697	$7,686	$59,783
Sales - Sellavir, Inc., net - related party	60,000	10,000	155,000	10,000

Total Sales, net	62,469	18,697	162,686	69,783

Cost of goods sold - Quarta-Rad, Inc.	974	5,194	3,809	33,867
Cost of goods sold - Sellavir Inc.	32,708	4,000	93,722	4,000

Gross profit	28,787	9,503	65,155	31,916

Expenses:
General and administrative	75,046	24,168	226,992	123,735
Professional and consulting fees	19,701	34,156	80,588	93,502
Operating expenses	94,747	58,324	307,580	217,237

Net loss from operations	(65,960)	(48,821)	(242,425)	(185,321)
Other income - interest and dividends	-	34	6	36
Other income - foreign currency translation gain	1,415	33,300	15,868	17,190
Other income - interest - related party	802	11,703	13,307	35,109
Other expense - loss on loan modification	-	-	-	(11,469)
Other income - unrealized gain (loss) on investments	2	111,736	(1)	98,412
Other income - realized loss on investments	-	(110,561)	-	(110,561)
Net loss before provision for income taxes	(63,741)	(2,609)	(213,245)	(156,604)

Income tax expense	2,900	-	2,900	-

Net loss	$(66,641)	$(2,609)	$(216,145)	$(156,604)

Loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	15,899,483	15,674,483	15,877,744	15,674,483

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Net loss	-	-	-	(216,145)	$(216,145)
Stock based compensation	225,000	23	148,394	-	148,417
Balance, September 30, 2025	15,899,483	$1,591	$495,120	$(387,601)	$109,110

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(156,604)	(156,604)
Balance, September 30, 2024	15,674,483	$1,568	$346,726	$(111,305)	$236,989

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	15,899,483	$1,591	$439,464	$(320,960)	$120,095
Net loss	-	-	-	(66,641)	(66,641)
Stock based compensation	-	-	55,656	-	55,656
Balance, September 30, 2025	15,899,483	$1,591	$495,120	$(387,601)	$109,110

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	15,674,483	$1,568	$346,726	$(108,696)	$239,598
Net loss	-	-	-	(2,609)	(2,609)
Balance, September 30, 2024	15,674,483	$1,568	$346,726	$(111,305)	$236,989

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

OPERATING ACTIVITIES:
Net loss	$(216,145)	$(156,604)

Adjustments to reconcile net loss to net cash provided by (used in) Operating Activities:
Depreciation	600	600
Stock based compensation	148,417	-
Foreign currency translation (income)	(15,868)	(17,190)
Loss on loan modification	-	11,469
Amortization of note premium	(2,406)	(2,406)
Amortization of receivable discount	(2,568)	(2,568)
Net realized loss on investments	-	110,561
Net unrealized (gain) loss on investments	1	(98,412)
Deferred income tax	-	(10,907)
Changes in operating assets and liabilities:
Accounts receivable	(260)	(179)
Accounts receivable - related party	-	(10,000)
Inventory	3,060	25,666
Accrued interest receivable - related party	(10,901)	(32,703)
Accounts payable and accrued expenses	38,751	19,556
Related party payable	27,406	75,253
Net cash used by Operating Activities	(29,913)	(87,864)

INVESTING ACTIVITIES:
Sale of marketable securities, trading	-	39,998
Payments on notes receivable, related party	-	25,522
Net cash provided in Investing Activities	-	65,520

Net change in cash	(29,913)	(22,344)
Cash, beginning of period	63,021	72,625
Cash, end of period	$33,108	$50,281

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Transfer of note receivable - related party at carrying value to officer in settlement of loan payable and accrued expenses:	$199,375	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$2,900	$10,907

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The condensed and consolidated balance sheet of Quarta-Rad, Inc. and subsidiaries (the “Company”) as of September 30, 2025, and the statements of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2025, and 2024, and the cash flows for the nine months ended September 30, 2025, and 2024 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting of normal recurring adjustments), which are necessary to accurately reflect the financial position of the Company as of September 30, 2025, the results of operations and cash flows for the periods ended September 30, 2025, and 2024.

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

One selling platforms/distributors accounted for 100% of accounts receivable at September 30, 2025, and two selling platforms/distributors accounted for 100% of accounts receivable at December 31. 2024.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended September 30, 2025, and 2024.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2025 and December 31. 2024. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and options. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at September 30, 2025, and December 31, 2024 about the Company’s financial assets measured at fair value on a recurring basis.

Values on September 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$3	$-	$-	$3

Total assets at fair value, September 30, 2025	$3	$-	$-	$3

Values on December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$5	$-	$-	$5

Total assets at fair value, December 31, 2024	$5	$-	$-	$5

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund, and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances, at September 30, 2025 and December 31. 2024, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

We have adopted all other recently issued accounting pronouncements. The adoption of the new accounting pronouncements is not anticipated to have a material effect on our operations.

Risks and Uncertainties

RUSSIAN INVASION OF UKRAINE

In February 2022, Russia invaded the nation of Ukraine and certain sanctions and banking restrictions were levied upon Russia. As a result, the Company’s ability to purchase inventory from Russia has been impacted.

The Company is actively monitoring the situation and working closely with their suppliers and logistics companies to mitigate the impact. During October 2022 the Company has encountered additional restrictions in the EU and believes their ability to continue to sell in the EU will be diminished. The Company has found another factory to supply inventory in Kazakhstan, which received a shipment of 200 units at the end of 2023. These units have been sold.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

During March 2023, Sellavir entered into a loan agreement with a related Thai Corporation for the purchase of land and to ultimately build a structure. The Company’s CEO and majority shareholder became the CEO and a minority shareholder in the Thai entity in May 2023. The Thai Corporation will repay Sellavir $9,000,000 Thai Bhat, valued at $261,038, at the time of the loan, which includes a premium of $16,038 plus interest at a rate of 15% per annum. As of January 2024, the note was amended to reduce the interest rate to 10% and for Sellavir to receive 3% of the selling price of the secured property. The Company recorded a loss of $8,188 in connection with this loan modification. The Company marked the note to Thai Bhat, valued at $278,705 and $262,909. As a result, the Company, recorded a gain (loss) on foreign currency translation of $15,868 and $1,837 at September 30, 2025, and December 31, 2024, respectively. The amount of unamortized premium at September 30, 2025 and December 31, 2024 is $8,016 and $10,422, respectively. Payments are deferred until April 1, 2027, pursuant to amendments in January 2024 and May 2025, with quarterly principal payments due through April 1, 2031. Interest is payable at the end of the loan. The Company will amortize the premium over the life of the loan. Payments are payable in Thai Baht. The loan is secured by land located in Thailand. Sellavir received a $14,897 principal payment in April 2024 in connection with this loan. Sellavir stopped recognizing accrued interest income as of March 31, 2025.

The Company issued an additional loan to the Thai Corporation in May 2023 for $175,000, at the rate of 15% per annum. In January 2024, the note was amended to reduce the interest rate to 10% effective January 2024, and for Sellavir to receive 3% of the selling price of the secured property along with a one year extension for all payment due dates. The Company recorded a loss of $3,281 in connection with this loan modification. Payments are deferred until April 1, 2027, pursuant to amendments in January 2024 and May 2025, with quarterly principal payments due through April 1, 2031. Interest is payable at the end of the loan. The loan is secured by land located in Thailand. Sellavir received a $10,625 principal payment in April 2024 in connection with this loan.

During March 2025, the second note of $164,375 and accrued interest of $35,000 was assigned to the Company’s CEO and majority shareholder to satisfy certain obligations outstanding discussed in Note 7. The assignment was finalized and recorded as an offset to accrued expenses and payables – related party in May 2025.

Accrued interest at September 30, 2025 is $65,260, and at December 31, 2024, accrued interest for both loans was $76,307. Accrued interest included as a long-term asset, interest receivable – related party, is $52,208 and $76,307 at September 30, 2025, and December 31, 2024, respectively. The difference at September 30, 2025 is due to the pausing of recognition of accrued interest as of March 31, 2025.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Principal amounts to be received for the one remaining note is as follows:

March 2023 Note
2027	$49,475
2028	65,967
2029	65,967
2030	65,967
2031	16,432
Totals	$263,808

NOTE 5–PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2025, and December 31, 2024 consisted of:

	September 30, 2025	December 31, 2024
Computer equipment	$4,005	$4,005
Accumulated depreciation	(3,835)	(3,235)
Net Property & Equipment	$170	$770

The Company recognized $200, $600, $200, and $600 in depreciation expense in each period for the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 6–STOCKHOLDERS’ EQUITY

During January 2025, the Company issued 225,000 shares of restricted stock to Sellavir consultants valued at $222,625, the fair market value on the dates of issuance. The shares are subject to a 12-month vesting period from the date of issuance. The Company expensed $55,656 and $148,417, included in general and administrative expenses, during the three and nine months ended September 30, 2025. The remaining $74,208 will be recorded over the next four months through January 2026.

NOTE 7–RELATED PARTY TRANSACTIONS

The Company sells radiation monitors and to date purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by the Company’s minority shareholder, who disposed of their interest in 2024, through 2022. During 2023 the Company began purchasing inventory through a supplier in Kazakhstan. No inventory was purchased from QRR during the nine months ended September 30, 2025, and 2024, respectively.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. No inventory was purchased from STAR during the nine months ended September 30, 2025, and 2024, respectively. The Company owes STAR $42,502 as of September 30, 2025 and December 31, 2024, for purchasers and inventory and upgrades from 2022. The balances are due on demand and do not incur interest.

During July 2017 the Company entered into an agreement with the Russian affiliate to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of September 30, 2025 and December 31, 2024, is $91,850. The balances are due on demand and do not accrue interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $8,000, $24,000, $8,000, and $24,000 for the three and nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025 and December 31, 2024 the Company has accrued $109,000 and $120,000, respectively, for this compensation included within accounts payable and accrued expenses on the accompanying balance sheets. As discussed in Note 4, the Company assigned a note receivable and accrued interest held by Sellavir to the Company’s CEO which included $35,000 applied to accrued salary.

From time to time the CEO advanced funds for operations. As of September 30, 2025 and December 31, 2024, the CEO is due $6 and $136,973, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest. As discussed in Note 4, the Company assigned a note receivable and accrued interest held by Sellavir to the Company’s CEO which included $164,375 of expenses paid for on behalf of both Sellavir and Quarta-Rad.

Sellavir recognized $60,000, $155,000, $10,000, and $10,000 of revenue for the three and nine months ended September 30, 2025, and 2024, respectively in contract services to STAR to develop software. The CEO of Quarta-Rad is the majority shareholder of STAR.

See Note 4 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income (loss) and net income (loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Segment information for the three and nine months ended September 30, 2025 and 2024 is as follows:

For the nine months ended September 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$7,686	$155,000	$162,686
Loss from operations	(126,095)	(116,330)	(242,425)
Net loss	$(126,095)	$(90,050)	$(216,145)

For the three months ended September 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$2,469	$60,000	$62,469
Loss from operations	(28,234)	(37,726)	(65,960)
Net loss	$(28,234)	$(38,407)	$(66,641)

For the nine months ended September 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$59,783	$10,000	$69,783
Loss from operations	(108,517)	(76,804)	(185,321)
Net loss	$(108,517)	$(48,087)	$(156,604)

For the three months ended September 30, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$8,697	$10,000	$18,697
Loss from operations	(30,445)	(18,376)	(48,821)
Net income/(loss)	$(30,445)	$27,836	$(2,609)

Total Assets	As of September 30, 2025	As of December 31, 2024
Quarta-Rad	$44,076	$45,024
Sellavir	332,791	532,790
Total Assets	$376,867	$577,814

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2025, through November 13, 2025. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2025, and 2024. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Beginning in 2013, we began purchasing the products from Quarta-Rad, Ltd., our related party supplier and it shipped the products to us. We then shipped the products to a third-party online retailer, to hold for Internet sales and sales to our third-party resellers

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through September 30, 2025.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2025, and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the three months ended September 30, 2025, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$2,469	$60,000	$62,469
Cost of goods sold	974	32,708	33,682
Gross Profit	1,495	27,292	28,787

Expenses:
General & administrative	10,028	65,018	75,046
Professional and consulting fees	19,701	-	19,701
Operating expenses	29,729	65,018	94,747

Net loss from operations	(28,234)	(37,726)	(65,960)

Interest and dividends	-	-	-
Other expense - foreign currency translation gain		1,415	1,415
Other income - interest - related party	-	802	802
Unrealized loss on investments	-	2	2
Income tax expense	-	(2,900)	(2,900)

Net loss	$(28,234)	$(38,407)	$(66,641)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the nine months ended September 30, 2025, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$7,686	$155,000	$162,686
Cost of goods sold	3,809	93,722	97,531
Gross Profit	3,877	61,278	65,155

Expenses:
General & administrative	49,384	177,608	226,992
Professional and consulting fees	80,588	-	80,588
Operating expenses	129,972	177,608	307,580

Net loss from operations	(126,095)	(116,330)	(242,425)

Interest and dividends	-	6	6
Other expense - foreign currency translation loss		15,868	15,868
Other income - interest - related party	-	13,307	13,307
Unrealized loss on investments	-	(1)	(1)
Income tax expense	-	(2,900)	(2,900)

Net loss	$(126,095)	$(90,050)	$(216,145)

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Consolidated Totals:

Nine months ended September 30, 2025 compared with the nine months ended September 30, 2024

Revenues. Our net revenues increased $92,903, or 133.13% to $ 162,686 for the nine months ended September 30, 2025, compared with $69,783 for the nine months ended September 30, 2024. The reduction was primarily attributable to the increase in Sellavir revenue.

Cost of Goods Sold. Our cost of goods sold increased $59,664 or 157.56% to $ 97,531 for the nine months ended September 30, 2025, compared to $ 37,867 for the comparable period in 2024. The increase was due to the increased sales in Sellavir.

Operating Expenses. For the nine months ended September 30, 2025, our total operating expenses increased $90,343 or 41.59% to $307,580 compared to $217,237 for the nine months ended September 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

Net Loss. Our net loss increased $59,541 or 38.02% to $216,145 for the nine months ended September 30, 2025, compared to a net loss of $156,604 for the nine months ended September 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

QUARTA-RAD

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

Revenues. Our net revenues decreased $52,097, or 87.14% to $7,686 for the nine months ended September 30, 2025, compared with $59,783 for the nine months ended September 30, 2024. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our cost of goods sold decreased $30,058 or 88.75% to $3,809 for the nine months ended September 30, 2025, compared to $33,867 for the comparable period in 2024. The decrease was a result of decreased sales.

Operating Expenses. For the nine months ended September 30, 2025, our total operating expenses decreased $4,461 or 3.32% to $129,972 compared to $134,433 for the nine months ended September 30, 2024. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss increased $17,578 or 16.20% to $126,095 for the nine months ended September 30, 2025, compared to a net loss of $108,517 for the nine months ended September 30, 2024. The decrease was primarily due to a reduction in sales.

SELLAVIR

Nine months ended September 30, 2025, compared with the nine months ended September 30, 2024

Revenues. Our net recognized revenue increased $145,000 or 1,450.00% to $155,000 for the nine months ended September 30, 2025 compared with $10,000 for the nine months ended September 30, 2024. The increase is due to the increased Sellavir related party service revenue.

Cost of Goods Sold. Our cost of goods sold increased $89,772 or 2,243.05% to $93,722 for the nine months ended September 30, 2025, compared to $4,000 for the comparable period in 2024. The increase was primarily due to increased sales.

Operating Expenses. For the nine months ended September 30, 2025, our total operating expenses increased $94,084 or 114.49% to $177,608 compared to $82,804 for the nine months ended September 30, 2024. The increase was primarily due to the issuance of stock-based compensation.

Net Loss. Our net loss increased $41,963 or 87.26% to $90,050 for the nine months ended September 30, 2025, compared to a net loss of $48,087 for the nine months ended September 30, 2024. The increase was primarily due to the issuance of stock-based compensation.

Consolidated Totals:

Three months ended September 30, 2025 compared with the three months ended September 30, 2024

Revenues. Our net revenues increased $43,772, or 234.11% to $62,469 for the three months ended September 30, 2025, compared with $18,697 for the three months ended September 30, 2024. The increase was primarily attributable to the increase in Sellavir revenue.

Cost of Goods Sold. Our cost of goods sold increased $24,488 or 266.35% to $33,682 for the three months ended September 30, 2025, compared to $9,194 for the comparable period in 2024. The increase was due to the increased sales in Sellavir.

Operating Expenses. For the three months ended September 30, 2025, our total operating expenses increased $36,423 or 62.45% to $94,747 compared to $58,324 for the three months ended September 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

Net Loss. Our net loss increased $64,032 or 2,454.27% to $66,641 for the three months ended September 30, 2025 compared to $2,609 for the three months ended September 30, 2024. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation.

QUARTA-RAD

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

Revenues. Our net revenues decreased $6,228 or 71.61% to $2,469 for the three months ended September 30, 2025, compared with $8,697 for the three months ended September 30, 2024. The reduction was primarily attributable to the sales of our RD1503 model.

Cost of Goods Sold. Our cost of goods sold decreased $4,220 or 81.25% to $974 for the three months ended September 30, 2025, compared to $5,194 for the comparable period in 2024. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended September 30, 2025, our total operating expenses decreased $4,219 or 12.43% to $29,729 compared to $33,948 for the three months ended September 30, 2024. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss decreased $2,211 or 7.26% to $28,234 for the three months ended September 30, 2025, compared to a net loss of $30,445 for the three months ended September 30, 2024. The decrease is primarily attributable to the decrease in administrative expenses.

SELLAVIR

Three months ended September 30, 2025, compared with the three months ended September 30, 2024

Revenues. Our net recognized revenue increased $50,000 or 500% to $60,000 for the three months ended September 30, 2025 compared with $10,000 for the three months ended September 30, 2024. The increase is due to the increased Sellavir related party service revenue.

Cost of Goods Sold. Our cost of goods sold increased $28,708 to $32,708 for the three months ended September 30, 2025, compared to $4,000 for the comparable period in 2024. The increase was primarily due to increased sales.

Operating Expenses. For the three months ended September 30, 2025, our total operating expenses increased $57,225 or 734.49% to $65,018 compared to $7,793 for the three months ended September 30, 2024. The increase was primarily due to the issuance of stock-based compensation.

Net Loss. Our net loss increased $66,243 to $38,407 for the three months ended September 30, 2025, compared to net income of $27,836 for the three months ended September 30, 2024. The increase was primarily due to the issuance of stock based compensation.

Liquidity and Capital Resources. During the nine months ended September 30, 2025, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $376,867 and $577,814 as of September 30, 2025, and December 31, 2024, respectively, consisting of $33,108 and $63,021, respectively, in cash. Our working capital deficit was ($228,153) and ($260,907) as of September 30, 2025 and December 31, 2024, respectively.

We had $29,913 and $87,864 in cash used by operating activities for the nine months ended September 30, 2025, and 2024, respectively.

We had zero and $65,520 provided by investing activities for the nine months ended September 30, 2025, and 2024, respectively.

We had no cash provided by financing activities for the nine months ended September 30, 2025, and 2024, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of September 30, 2025.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2025.

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

Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at September 30, 2025, and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2025 assessment of the effectiveness of our internal control over financial reporting.

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

QUARTA-RAD, INC.

November 13, 2025	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

