Form 10-K
period 2025-12-31
Quarta-Rad, Inc.
filed 2026-03-31
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Registrant’s telephone number, including area code: (302) 887-9916

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, based upon the last sale price of the common stock of such date: $444,492.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2026, was 15,899,483.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on November 29, 2011, originally under the name Quatra-Rad, Inc. On February 29, 2012, we amended our Certificate of Incorporation to change our name to Quarta-Rad, Inc. Through subsequent amendments and a 2015 Certificate of Correction, we increased our authorized shares of common stock to 50,000,000 ($0.0001 par value) and effected a 10,000 to 1 forward split. We operate with a fiscal year ending December 31.

Historically, commencing in May 2012, our business focused on distributing and selling radiation detection devices, such as Geiger counters, to consumers via Internet sales and independent third-party resellers. These products were initially sold on consignment on behalf of Star Systems Corporation and purchased from Quarta-Rad, Ltd.. We do not manufacture any of the products that we sell.

Beginning in 2024, we significantly reduced and are in the process of winding down this legacy radiation detection equipment business. Revenues from these activities have declined substantially and are no longer expected to represent a significant component of our operations going forward. Our primary focus has shifted primarily to our wholly owned subsidiary, Sellavir, Inc. Our business activities are now focused on developing and commercializing CenterEye, a call center software platform that leverages AI and advanced analytics to improve operations.

On November 29, 2011, we issued 1,500 pre-split shares of our no par value common stock, valued at $1 per share, to our two founders in exchange for organizational services valued at $1,500. This included 1,200 pre-split common shares to our Chief Executive Officer, Victor Shvetsky, and 300 pre-split common shares to our former President, Alexey Golovanov. Based on our historical financial position as of December 31, 2025, our cash on hand is not sufficient to cover our projected operating expenses for the next 12 months, which raises substantial doubt about our ability to continue as a going concern. However, management believes that anticipated cash flows generated from our existing development contracts for the Sellavir CenterEye platform, alongside our recent integration partnership with Genesys Cloud, will provide the primary capital necessary to fund our ongoing operations and accomplish the goals set out in our plan of operation (See Item 7). To the extent revenue realization from these new software contracts is delayed, we intend to bridge the gap by raising additional capital from investors through the sale of our common stock or relying on loans or advances from our majority shareholder. Our majority shareholder has orally agreed to advance funds without interest and defer repayment until we are able to repay him. Previously, in the fourth quarter of 2016, we raised $65,230 from 34 investors through the issuance of common stock. No additional funds were raised in 2024 or 2025.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. The subsidiary was dissolved in 2022. There was no activity, assets or liabilities in the subsidiary through December 31, 2025.

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

Business

We commenced operations in May 2012, by selling products on consignment from a company owned by our majority shareholder. In 2012, we purchased products from a company owned by our minority shareholder and sold them to a company owned by our majority shareholder and to third party resellers. We believe the terms of those sales were arms-length. In 2012, we began use of the Internet as well as the services of an independent sales representative to market the products to homeowners and interested customers in North America and the majority of our sales were from unrelated third parties. We marketed the products to homebuilders and home renovation contractors. We have had limited operations and have limited financial resources. In 2011, our operations were devoted primarily to start-up, development and operational activities as well as related party and third party sales, which included:

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

In May 2012, we commenced our business operations by selling products on consignment from a related party company and developing our distribution network. In June 2012, we began to utilize our website to market the products we sell on consignment to our potential customers. We also began implementing our business plan by promoting these products for sale on various websites. We also engaged independent, third party distributors to sell the products. In 2013, increased our Internet presence and increased our sales whereby the majority of our sales were from unrelated third parties. From 2014 to 2025, we continued to sell the products through the Internet to unrelated third parties.

Beginning in 2024 and continuing through 2025, the Company significantly reduced and is in the process of winding down its radiation detection equipment business. As a result, revenues from these activities have declined substantially and are no longer expected to represent a significant component of the Company’s operations going forward.

The Company’s primary focus has shifted primarily to its wholly owned subsidiary, Sellavir, Inc. (“Sellavir”), which is developing artificial intelligence-driven software solutions for the call center industry. The Company expects that substantially all future operations and revenue growth will be driven by Sellavir.

Sellavir is now focused on developing and selling the CenterEye software product and other related tools for the call center market, leveraging AI and advanced analytics to improve call center operations and targeting integration with major platforms including Genesys Cloud, NICE CXone, and Avaya.

Sellavir Consulting:

Sellavir is an artificial intelligence and analytics company focused on developing software solutions for the call center and customer engagement industry. Its core product, CenterEye, is designed to enhance call center operations through real-time analysis of audio, video, and related performance data.

Sellavir’s platform leverages advanced analytics and machine learning technologies to:

●	improve agent performance,
●	identify operational inefficiencies,
●	enhance customer experience, and
●	automate certain aspects of call handling and issue resolution.

The Company is developing solutions intended to integrate with major cloud-based contact center platforms, including Genesys Cloud, NICE CXone, and Avaya.

In January 2026, the Company entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc., which represents an initial step in the commercialization of its platform and integration into enterprise call center environments.

The Company intends to generate revenue through software licensing, service agreements, and strategic partnerships.

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

In March 2023, we entered into two loan agreements with a related Thai corporation for the purchase of land for development. Payments are due through 2031. During March 2025, one of the loans was assigned our CEO and majority shareholder to satisfy certain obligations.

During January 2026, we entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc., pursuant to which the Company will integrate its proprietary contact center technologies into the Genesys Cloud platform, one of the world’s leading AI-powered experience orchestration engines.

Strategy

The Company’s strategy is to transition from a hardware distribution business to a software-driven business centered on artificial intelligence solutions.

Key elements of this strategy include:

•	continued development of Sellavir’s CenterEye platform,
•	integration with leading call center software ecosystems,
•	expansion of customer relationships and strategic partnerships, and
•	securing additional financing to support product development and commercialization

Competition

The Company operates in a highly competitive environment. Sellavir competes with established software providers, analytics platforms, and emerging artificial intelligence companies, many of which have significantly greater financial, technical, and marketing resources.

The Company’s ability to compete will depend on:

●	the effectiveness of its technology,
●	its ability to integrate with major platforms,
●	pricing and scalability of its solutions, and
●	its ability to secure customers and partnerships.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Through Sellavir, we are in the process of obtaining patents.

Our Website

Our websites are located at www.sellavir.com and www.quartarad.com and provide a description of our company, the products we sell and our contact information including our address, telephone number and e-mail address.

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

Research and Development

We did not spend money directly on research and development during 2024 and 2025. Any research and development was included in cost of goods through Sellavir during the years ended December 31, 2025 and December 31, 2024.

Employees

The Company currently has no full-time employees. Its executive officers devote time to the Company’s operations on a part-time basis.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this Annual Report, before making any investment decision. If any of the following risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition

1. We have received a “going concern” opinion from our independent auditors, which raises substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025, indicating that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2025, we had an accumulated deficit of $428,385, a working capital deficit of $216,617, and cash on hand of only $72,909. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue from our Sellavir operations and, if necessary, to obtain additional financing. If we are unable to do so, we may be forced to cease operations, and investors could lose their entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. We have identified material weaknesses in our internal control over financial reporting, which could result in material misstatements in our financial statements.

Our management has identified material weaknesses in our internal control over financial reporting, including an ineffective control environment, lack of a functioning independent audit committee, insufficient segregation of duties, lack of written documentation of key internal control policies, and inadequate procedures for identifying related party transactions. These material weaknesses could result in misstatements in our financial statements that would not be prevented or detected on a timely basis. If we are unable to remediate these weaknesses, investors and regulators may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the trading price of our common stock and our ability to access capital markets.

3. We have a limited operating history in our new line of business and have incurred recurring losses since inception. We may never achieve or sustain profitability.

Although the Company was incorporated in 2011, we are effectively an early-stage enterprise software company. We have incurred net losses of $256,929 and $216,755 for the years ended December 31, 2025 and 2024, respectively. We have never achieved profitable operations on a sustained basis. We expect to continue to incur operating losses and negative cash flows for the foreseeable future as we invest in the development and commercialization of CenterEye. There is no assurance that we will ever generate sufficient revenue to achieve or sustain profitability.

4. We may need to raise additional capital to fund our operations, which may not be available on acceptable terms, or at all, and which may result in substantial dilution to our existing stockholders.

Our cash on hand of $72,909 as of December 31, 2025 is insufficient to fund our projected operating expenses for the next twelve months without additional revenue or financing. If our anticipated revenue from Sellavir contracts is delayed or does not materialize, we will need to raise additional capital through the sale of equity securities, debt financing, or advances from our majority shareholder. Any equity financing would result in dilution to existing stockholders, and debt financing may impose restrictive covenants. There is no guarantee that additional financing will be available on terms acceptable to us, or at all. Our majority shareholder has orally agreed to advance funds without interest, but this arrangement is not formalized in a written agreement and is not legally binding.

Risks Related to Our Business Pivot and Operations

5. We are undergoing a fundamental business transition, which is subject to significant execution risk.

We are winding down our legacy radiation detection equipment business and shifting our focus entirely to developing and commercializing AI-driven software solutions through Sellavir. This transition involves substantial risks, including the need to develop new products, enter new markets, establish new customer relationships, and compete against established and well-funded competitors. We have no prior history of successful enterprise software commercialization. If we are unable to execute this transition successfully, our business, financial condition, and results of operations could be materially and adversely affected.

6. Our operations depend entirely on one individual, and the loss of our Chief Executive Officer could severely disrupt our business.

Victor Shvetsky, our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary, is responsible for substantially all aspects of our operations. Mr. Shvetsky devotes only approximately 10 hours per week to the Company’s business and also serves as Chairman and Chief Executive Officer of Star Systems Corporation, a separate Japanese entity. We have no employment agreement with Mr. Shvetsky, and the loss of his services, or his inability to devote sufficient time to our operations, would have a material adverse effect on our business. We do not maintain key-person life insurance on Mr. Shvetsky.

7. We have no full-time employees, which may limit our ability to develop our products, compete effectively, and grow our business.

The Company currently has no full-time employees. All personnel, including our sole executive officer, serve on a part-time basis. Our ability to develop, market, and support the CenterEye platform, respond to customer needs, and scale our operations is significantly constrained by our limited human resources. Our inability to attract and retain qualified full-time personnel could materially impair our business development efforts.

8. Substantially all of our revenue is derived from a single-related-party customer, and the loss of this customer would materially harm our operations.

For the year ended December 31, 2025, approximately 96% of our consolidated revenue ($235,000 of $244,955) was derived from services provided through Sellavir to Star Systems Corporation, a Japanese entity owned and controlled by our Chief Executive Officer and majority shareholder, Victor Shvetsky. Our financial results are highly dependent on this single customer relationship. The loss of, or a significant reduction in, revenue from Star Systems Corporation would materially and adversely affect our results of operations. Additionally, because this customer is controlled by our CEO, there is an inherent risk that the terms of these arrangements may not reflect arm’s-length market conditions, despite management’s belief to the contrary.

9. We may not be able to successfully develop, market, or achieve market acceptance of CenterEye or our other software products.

Our future success depends on our ability to successfully develop, complete, and commercialize CenterEye and related software products. Software development is inherently uncertain and subject to significant technical, market, and execution risks. CenterEye is still in the development and early commercialization stage, and there is no assurance that we will be able to develop features that meet client needs, keep pace with rapid technological advancements, or address software bugs and security vulnerabilities in a timely manner. Failure to achieve market acceptance of CenterEye would materially and adversely affect our business.

10. We may be unable to successfully integrate CenterEye with third-party platforms such as Genesys Cloud, NICE CXone, or Avaya, which are critical to our strategy.

Our business strategy depends on integrating CenterEye with major cloud-based contact center platforms. While we entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc. in January 2026, this agreement does not guarantee any minimum revenue, exclusivity, or continued partnership. We have not yet completed integrations with NICE CXone or Avaya. These platform providers may terminate or modify their partner programs at any time or may develop competing features that render our solutions unnecessary. Failure to establish and maintain these integrations would significantly limit our addressable market and revenue potential.

11. We operate in a highly competitive market, and many of our competitors have significantly greater resources than we do.

The AI-driven call center analytics market is intensely competitive and includes established companies such as Verint, NICE, Calabrio, Genesys (which also operates the platform we seek to integrate with), and numerous emerging AI startups. Many of our competitors have substantially greater financial, technical, marketing, and human resources. They may be able to respond more quickly to new technologies or customer requirements, devote greater resources to product development and marketing, and offer more competitive pricing. We may not be able to compete effectively, which could adversely affect our ability to attract and retain customers.

Risks Related to Related-Party Transactions and Conflicts of Interest

12. Our majority shareholder and sole executive officer controls approximately 77% of our outstanding shares and has the ability to exert significant influence over corporate decisions, which may conflict with the interests of minority stockholders.

Victor Shvetsky, our CEO, CFO, and Chairman, beneficially owns approximately 77.16% of our outstanding common stock. Together with Dmitry Choulindin, a Director and Mr. Shvetsky’s half-brother, insiders control approximately 96% of our outstanding shares. As a result, Mr. Shvetsky has the ability to control virtually all matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of mergers or other significant corporate transactions. This concentration of control could delay, deter, or prevent a change in control of the Company, even if such a transaction would be beneficial to minority stockholders.

13. We engage in significant transactions with related parties, which may involve conflicts of interest and may not reflect market terms.

We have material ongoing transactions with entities controlled by our CEO, including revenue arrangements with Star Systems Corporation, related-party loans to a Thai corporation in which our CEO holds a minority interest, and loan offsets with our CEO. These transactions are inherently subject to potential conflicts of interest. We do not have an independent audit committee or any formal policies and procedures for the review and approval of related-party transactions. While management believes these transactions were conducted on terms comparable to those that could be obtained from unrelated third parties, there is no assurance that this is the case. The SEC and investors may scrutinize these arrangements.

14. We have extended loans to a related-party Thai corporation, the recoverability of which is uncertain.

In March and May 2023, Sellavir entered into loan agreements with a related Thai corporation, the combined outstanding principal of which was approximately $271,183 as of December 31, 2025. These loans are secured by land in Thailand. Our CEO became an officer and minority shareholder of the Thai entity. The borrower has deferred principal payments until April 2027 pursuant to multiple amendments, and Sellavir ceased recognizing accrued interest income on one of the loans as of March 31, 2025, which raises questions about the borrower’s ability to service the debt. The loans are denominated in Thai Baht, exposing the Company to foreign currency risk. If the borrower defaults or the secured property cannot be liquidated at sufficient value, we may suffer a material loss.

Risks Related to Our Common Stock and the Securities Markets

15. Our common stock is traded on the OTC market, which may limit liquidity and result in volatile pricing.

Our common stock is quoted on the OTCID market under the symbol “QURT.” The OTC market generally provides less liquidity than national securities exchanges, and stocks traded on the OTC market are typically subject to wider bid-ask spreads, lower trading volumes, and greater price volatility. There can be no assurance that an active trading market for our shares will be maintained. The limited liquidity may make it difficult for investors to sell shares at a desired price, or at all.

16. Our stock may be considered a “penny stock,” which would subject it to additional sales practice requirements and could limit the ability of stockholders to sell their shares.

Our common stock may be deemed a “penny stock” as defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as the price per share has generally been below $5.00. Penny stocks are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities, including delivery of a standardized risk disclosure document, disclosure of market quotations, and disclosure of the compensation paid to the broker-dealer. These requirements may reduce the level of trading activity in our common stock and make it more difficult for investors to sell their shares.

17. The extremely thin public float of our common stock may result in significant price volatility and may make it susceptible to market manipulation.

Insiders beneficially own approximately 96% of our outstanding common stock. As a result, the public float is limited to approximately 631,380 shares, or approximately 4% of shares outstanding. This extremely thin float may cause our stock price to be highly volatile and susceptible to significant price swings even from relatively small trades. A limited float also makes the stock more susceptible to potential market manipulation.

18. We do not expect to pay dividends for the foreseeable future, and investors must rely on price appreciation for any return on investment.

We have never declared or paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain any future earnings to fund operations and growth. As a result, investors must rely solely on any future appreciation in the price of our stock for a return on their investment, which may never occur.

Risks Related to Regulatory, Legal, and General Business Matters

19. We are subject to foreign currency risk, which could adversely affect the value of our assets and our financial results.

A significant portion of our total assets consists of notes receivable and accrued interest from a Thai corporation denominated in Thai Baht. Fluctuations in the exchange rate between the U.S. Dollar and the Thai Baht could result in significant foreign currency translation gains or losses. For the year ended December 31, 2025, we recorded a foreign currency translation gain of $23,244. Future adverse currency movements could materially reduce the carrying value of these assets and negatively affect our financial condition.

20. We do not currently hold any patents, trademarks, or other registered intellectual property, and may be unable to protect our proprietary technology.

We do not have any issued patents, registered trademarks, or copyrights. While we state that we are in the process of obtaining patents through Sellavir, there can be no assurance that any patent applications will be filed, or if filed, that they will be granted. Without adequate intellectual property protection, we may be unable to prevent competitors from copying or reverse engineering our technology, which could undermine our competitive position. Additionally, third parties may assert that our products infringe upon their intellectual property rights, which could result in costly litigation and potentially require us to cease using certain technologies or pay damages or licensing fees.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of maintaining the security and integrity of our information systems and data. Our cybersecurity risk management processes are designed to identify, assess, and manage risks from potential unauthorized access, cyber incidents, and other security threats.

Risk Management and Strategy

We maintain basic information technology controls and procedures appropriate for our size and operations. These include access controls, use of secure third-party platforms, and periodic monitoring of systems. We rely in part on third-party service providers and cloud-based solutions in the operation of our business, and we consider risks related to these providers as part of our overall cybersecurity risk management.

Given the nature and scale of our operations, we have not adopted a formal cybersecurity framework such as the NIST Cybersecurity Framework; however, we periodically evaluate our practices against generally accepted industry standards.

We rely on third-party cloud platforms in connection with Sellavir’s operations.

Governance

Responsibility for cybersecurity oversight resides with our Chief Executive Officer, who is involved in monitoring risks and implementing appropriate safeguards. Due to our size, we do not have a dedicated cybersecurity committee or personnel.

Our Board of Directors is informed of material risks, including cybersecurity risks, as part of its general oversight of the Company’s operations.

Cybersecurity Incidents

During the fiscal year ended December 31, 2025, we did not identify any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCID market under the symbol ‘QURT.’ The following table sets forth the high and low bid information of our common stock on the OTCID for each quarter during the last two fiscal years, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High Bid	Low Bid
2025	First Quarter	0.92	0.70
	Second Quarter	0.70	0.56
	Third Quarter	0.60	0.60
	Fourth Quarter	0.90	0.65

Year	Period	High Bid	Low Bid
2024	First Quarter	1.40	0.45
	Second Quarter	1.40	0.70
	Third Quarter	1.75	0.60
	Fourth Quarter	1.50	0.77

Common Stock Currently Outstanding

As of March 31, 2026, we have 15,899,483 shares of our common stock outstanding.

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

Transfer Agent

Dynamic Stock Transfer, LLC, is our independent stock transfer agent.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2025 and 2024 and our results of operations for the year ended December 31, 2025 and December 31, 2024. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Delaware on November 29, 2011 with a fiscal year end of December 31. We were formed to distribute and sell detection devices to homeowners and interested consumers in North America, however, these activities are no longer a significant part of our operations. Initially, our business plan was to sell products on consignment from Star Systems Japan, a corporation owned by our majority shareholder. We purchased these products from Quarta-Rad, Ltd., a company owned by a former minority shareholder. We also targeted direct-to-consumer sales since we believe we can distribute these products through the Internet. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

While the Company historically operated a radiation detection equipment business, these activities have been significantly reduced and are being phased out, and the Company’s primary focus has shifted to its Sellavir operations.

As of the date of this Form 10-K, we continue to expand our operations and expect to increase our revenues through Sellavir. The Company currently has no full-time employees. Its Chief Executive Officer, Victor Shvetsky, devotes approximately 10 hours per week to the Company’s operations.

We expanded our operations through the acquisition of Sellavir Inc in December 2020. Sellavir is an AI company that leverages its knowledge in neural networks to provide customized AI and development services to our clients. Our services are focused on offering customized solutions for image processing. Our current business model relies on identifying the specific customer needs and developing a software solution to address them. We currently do not have any clients in the US, and our sole revenue stream is from our Japanese reseller. We will focus on the expansion of this line of business. Sellavir is now focused on developing and selling the CenterEye software product and other related tools for the call center market, leveraging AI and advanced analytics to improve call center operations and targeting integration with major platforms including Genesys Cloud, NICE CXone, and Avaya.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801, which is a virtual office.

In 2024, we generated $106,797 in sales and incurred a net loss of ($216,755). In 2025, we generated $244,955 in sales and incurred a net loss of ($256,929). As of December 31, 2025, we had $72,909 in cash on hand and liabilities of $289,529, which consisted of $155,429 in related party payables, and $134,100 in accounts payable and accrued expenses. Our working capital deficit was $216,617. These conditions, together with our accumulated deficit of $428,385 and net loss of $256,929, raise substantial doubt about our ability to continue as a going concern.

Management believes the following factors partially mitigate these conditions: During the year ended December 31, 2025, Sellavir generated $235,000 in software development revenue through its existing contract with Star Systems Corporation, representing a 488% increase over the prior year. In January 2026, we entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc. to integrate our CenterEye platform into the Genesys Cloud ecosystem, which we believe will expand our addressable market and create additional revenue opportunities. We are actively pursuing additional client engagements for our AI-driven contact center solutions.

Notwithstanding these developments, we do not currently have sufficient working capital to sustain operations for the next twelve months without additional financing or a significant increase in revenue. There can be no assurance that we will be able to generate sufficient revenue from our existing or anticipated contracts, or that additional financing will be available on acceptable terms, or at all. If we are unable to secure additional capital or achieve profitability, we may be unable to continue as a going concern, which could result in a total loss of our stockholders’ investment. We currently have one officer and two directors. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us.

During December 2020, Quarta-Rad acquired Sellavir, Inc., a Delaware corporation, under common control, as a wholly owned subsidiary We acquired the company in exchange for 333,333 shares on common stock. The value of the stock on the date of issue was approximately $170,000. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Quarta-Rad had acquired the company to leverage Sellavir capabilities to combine it with its Radex series to offer AI-enhanced radiation detection capabilities and expand its scope outside the radiation measurement. Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. In January 2026, we entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc., pursuant to which the Company will integrate its proprietary contact center technologies into the Genesys Cloud platform, one of the world’s leading AI-powered experience orchestration engines.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net income for the year ended December 31, 2025 is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$9,955	$235,000	$244,955
Cost of Goods Sold	3,825	139,482	143,307
Gross Profit	6,130	95,518	101,648

Expenses:
General & administrative	59,099	243,799	302,898
Professional and consulting fees	85,838	4,300	90,138
Operating expenses	144,937	248,099	393,036

Net loss from operations	(138,807)	(152,581)	(291,388)

Interest and dividends	-	7	7
Other expense - foreign currency translation loss		23,244	23,244
Other income - interest - related party	-	14,109	14,109
Unrealized loss on investments	-	(1)	(1)
Income tax expense	-	(2,900)	(2,900)

Net loss	$(138,807)	$(118,122)	$(256,929)

Revenues for the year ended December 31, 2025 were $244,955 comprised of $9,955 from Quarta-Rad and $235,000 from Sellavir.

Operating expenses for the year ended December 31, 2025 were $393,036 comprised of $144,937 from Quarta-Rad and $248,099 from Sellavir.

Income tax expense for the year ended December 31, 2025 was $2,900 net expense, comprised of $0 income tax expense from Quarta-Rad and $2,900 income tax expense from Sellavir.

Net loss for the year ended December 31, 2025 was $256,929, comprised of $138,807 net loss from Quarta-Rad and a $118,122 net loss from Sellavir.

FOR YEAR ENDED DECEMBER 31, 2024:

	Quarta Rad	Sellavir	Total
Sales	$66,797	$40,000	$106,797
Cost of Goods Sold	37,240	29,872	67,112
Gross Profit	29,557	10,128	39,685

Expenses:
General & administrative	52,817	88,715	141,532
Advertising	-	-	-
Professional and consulting fees	102,517	2,500	105,017
Operating expenses	155,334	91,215	246,549

Net loss from operations	(125,777)	(81,087)	(206,864)

Interest and dividends	-	50	50
Other expense - foreign currency translation loss		1,837	1,837
Other income - interest - related party	-	46,812	46,812
Other expense - loss on loan modification		(11,469)	(11,469)
Unrealized gain on investments	-	98,416	98,416
Realized loss on investments	-	(110,561)	(110,561)
Income tax benefit/(expense)	(55,496)	20,520	(34,976)

Net loss	$(181,273)	$(35,482)	$(216,755)

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

Note Receivable Related Party

Significant estimates made by management include the recoverability of the related party notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions and belief of what could occur in the future considering available information. The Company reviews its estimates on an on-going basis. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected

Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of each note. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to notes receivable- related party. Management has evaluated collectability based on available information and believes no allowance is required as of December 31, 2025; however, this assessment involves significant judgment.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2025 and 2024, respectively, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Revenues. Our net revenues increased $138,158, or 129.37%, to $244,955 for the year ended December 31, 2025, compared with $106,797 for comparable period in 2024. The increase was primarily due to an increase in revenue recognized through Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold increased $76,195, or 113.53% to $143,307 for the year ended December 31, 2025, compared to $67,112 for the comparable period in 2024. The increase is due to the increase in sales.

Operating Expenses. For the year ended December 31, 2025, our total operating expenses increased $146,487 or 59.41%, to $393,036 compared to $246,549 for the comparable period in 2024. Operating expenses were comprised of general and administrative expenses, professional and consulting fees and advertising costs. The components of operating expenses are discussed below.

●	General and administrative expenses, increased $161,366 or 114.01%, to $302,898 for the year ended December 31, 2025 from $141,532 for the comparable period in 2024. The increase is primarily attributable to an increase in stock based compensation related to Sellavir.

●	Professional and consulting fees decreased $14,879 or 14.17% for the year ended December 31, 2025, to $90,138 from $105,017 for the comparable period in 2024. The decrease is primarily due to reduced professional fees through Quarta-Rad.

Net Income. Our net loss increased by $40,174 or 18.53% to a net loss of $256,929 for the year ended December 31, 2025, compared to a net loss of $216,755 for the year ended December 31, 2024. The increase is primarily attributable to an increase in operating expense.

QUARTA-RAD

For the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Revenues Our net revenues decreased $56,842, or 85.10%, to $9,955 for the year ended December 31, 2025 compared with $66,797 for the comparable period in 2024. The decrease was primarily due to the wind down of sales of detection equipment.

Cost of Goods Sold. Our Cost of Goods Sold decreased $33,415 or 89.73% to $3,825 for the year ended December 31, 2025, compared to $37,240 for the comparable period in 2024. The decrease is primarily due to the decrease in sales.

Operating Expenses. For the year ended December 31, 2025, our total operating expenses decreased $10,397 or 6.69%, to $144,937 compared to $155,334 for the comparable period in 2024. The decrease was attributable to a decrease in professional fees.

Net Loss. Our net loss decreased by $82,640, or 23.43% to a net loss of $138,807 for the year ended December 31, 2025 compared to a net loss of $181,273 for the year ended December 31, 2024. The decrease primarily attributable to a reduction of income tax expense due to the reversal on a deferred tax asset in 2024.

SELLAVIR

For the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Revenues Our net revenues increased $195,000 or 487.50% to $235,000 for the year ended December 31, 2025 compared with $40,000 for comparable period in 2024. The increase was due to increased production.

Cost of Goods Sold. Our Cost of Goods Sold increased $109,610 or 366.93% to $139,482 for the year ended December 31, 2025, compared to $29,872 for the comparable period in 2024. The increase is due to an increase in sales.

Operating Expenses. For the year ended December 31, 2025, our total operating expenses increased $156,884 or 171.99%, to $248,099 compared to $91,215 for the comparable period in 2024. The increase was attributable to an increase in stock-based compensation.

 Net loss. Our net loss increased $82,640 or 232.91% to a net loss of $118,122 for the year ended December 31, 2025 compared to a net loss of $35,482 for the year ended December 31, 2024. The increase was attributable to an increase in stock-based compensation.

Liquidity and Capital Resources. During the year ended December 31, 2025, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent third-party resellers.

Our total assets were $413,511 and $577,814 as of December 31, 2025 and December 31, 2024, respectively, consisting of $72,909 and $63,021, respectively, in cash. Our working capital was a deficit of $216,617 and $260,907 of as December 31, 2025, and December 31, 2024, respectively.

Our total liabilities were $289,529 and $400,976 as of December 31, 2025, and December 31, 2024, respectively.

Our stockholders’ equity was $123,982 and $176,838 as of December 31, 2025 and December 31, 2024, respectively. Our accumulated deficit was $428,385 and $171,456 as of December 31, 2025 and December 31, 2024, respectively.

We had $9,888 in cash provided by operating activities and $75,124 in cash used by operating activities for the year ended December 31, 2025 and 2024, respectively.

We had $0 and $65,520 in cash provided by investing activities for year ended December 31, 2025 and December 31, 2024, respectively.

We had no cash provided by financing activities for the year ended December 31, 2025 and December 31, 2024, respectively.

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

The Company had no formal long-term lines of credit or other bank financing arrangements as of March 31, 2026.

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

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit. The Company has net deferred tax assets of $126,496 with a valuation allowance of $126,496.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2025 and December 31, 2024, respectively.

Plan of Operation

Our business strategy is focused on the continued development and commercialization of Sellavir’s AI-driven software solutions, including the CenterEye platform. The Company does not expect to generate material revenues from its legacy radiation detection business going forward.

We intend to implement the following tasks within the next twelve months:

Marketing: Estimated cost $25,000-$100,000). We intend to allocate these funds exclusively toward commercialization and lead generation for our Sellavir AI software solutions, primarily the CenterEye platform. Our marketing strategy will focus on B2B digital campaigns, search engine optimization, and direct outreach targeting enterprise call centers and customer engagement operations. Additionally, we plan to utilize funds to promote our recent Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc., and to support our efforts in securing and marketing further integrations with other major cloud-based contact center platforms, including NICE CXone and Avaya. We have completely ceased marketing efforts and expenditures related to our legacy radiation detection equipment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quarta-Rad, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quarta-Rad, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Evaluation of the Allowance for Credit Losses on Notes Receivable

Description of the Matters:

As discussed in Note 3 to the financial statements, the Company has a note receivable from a related entity which is secured by the assets of the related entity. Management’s assessment of the recoverability of the note receivable involves significant judgment and estimates related to the borrowers’ financial condition and the value of the collateral securing the note receivable. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of the allowance estimation process, and of the process for such, including walkthroughs. To evaluate the related entities’ ability to repay the note, our audit procedures included, among others, reviewing the related entities’ financial statements, confirming with an independent member of the related entity as to the balance of the note payable and accrued interest, performing a sensitivity analysis in connection with the fair market value of the collateral and evaluating subsequent events to identify information that might affect the year-end estimate.

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditor since 2022.

San Diego, California

March 31, 2026

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$72,909	$63,021
Accounts receivable	-	6,233
Marketable securities, trading	3	5
Notes receivable - related party - current portion	-	67,750
Inventory	-	3,060
Total Current Assets	72,912	140,069

Fixed Assets, Net	-	770

Other Assets
Notes receivable - related party, net of current portion and discount of $7,214 and $10,422 at December 31, 2025 and December 31, 2024	263,970	334,143
Interest receivable - related party	52,208	76,307
Trade receivable, net of discount of $14,639 and $18,063 at December 31, 2025 and December 31, 2024	24,421	26,525
Total Other Assets	340,599	436,975

TOTAL ASSETS	$413,511	$577,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$134,100	$129,650
Payable - related parties	155,429	271,326
Total Liabilities	289,529	400,976

Commitments and Contingencies - Note 9	-	-

Stockholders’ Equity
$0.0001 par value; 50,000,000 shares authorized; 15,899,483 and 15,674,483 issued and outstanding at December 31, 2025 and December 31, 2024	1,591	1,568
Additional paid-in capital	550,776	346,726
Accumulated deficit	(428,385)	(171,456)
Total Stockholders’ Equity	123,982	176,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,511	$577,814

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the year ended December 31, 2024

Sales -Quarta Rad, Inc., net	$9,955	$66,797
Sales - Sellavir, Inc., net - related party	235,000	40,000

Total sales, net	244,955	106,797

Cost of goods sold - Quarta-Rad, Inc.	3,825	37,240
Cost of goods sold - Sellavir Inc.	139,482	29,872

Gross profit	101,648	39,685

Expenses:
General and administrative	302,898	141,532
Professional and consulting fees	90,138	105,017
Operating expenses	393,036	246,549

Net loss from operations	(291,388)	(206,864)
Other income - interest and dividends	7	50
Other income - foreign currency translation gain	23,244	1,837
Other income - interest - related party	14,109	46,812
Other expense - loss on loan modification	-	(11,469)
Other income - unrealized gain (loss) on investments	(1)	98,416
Other income - realized loss on investments	-	(110,561)
Net loss before provision for income taxes	(254,029)	(181,779)

Income tax expense	2,900	34,976

Net loss	$(256,929)	$(216,755)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares - basic and diluted	15,883,222	15,674,483

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

				Retained
	Common Stock		Additional Paid-In	Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	15,674,483	$1,568	$346,726	$45,299	$393,593
Net loss	-	-	-	(216,755)	(216,755)
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Stock based compensation	225,000	23	204,050	-	204,073
Net loss	-	-	-	(256,929)	(256,929)
Balance, December 31, 2025	15,899,483	$1,591	$550,776	$(428,385)	$123,982

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the year ended December 31, 2024

OPERATING ACTIVITIES:
Net loss	$(256,929)	$(216,755)

Adjustments to reconcile net loss to net cash provided by (used in) Operating Activities:
Depreciation	770	800
Stock based compensation	204,073	-
Foreign currency translation income	(23,244)	(1,837)
Loss on loan modification	-	11,469
Amortization of note premium	(3,208)	(3,208)
Amortization of receivable discount	(3,424)	(3,425)
Net realized loss on investments	-	110,561
Net unrealized (gain) loss on investments	1	(98,416)
Income tax expense	2,900	34,976
Deferred income tax	(2,900)	(10,907)
Changes in operating assets and liabilities:
Accounts receivable	11,761	6,629
Inventory	3,060	27,338
Accrued interest receivable - related party	(10,901)	(43,604)
Accounts payable and accrued expenses	39,451	24,406
Related party payable	48,478	86,849
Net cash provided by (used in) Operating Activities	9,888	(75,124)

INVESTING ACTIVITIES:
Sale of marketable securities, trading	-	39,998
Payments on notes receivable, related party	-	25,522
Net cash provided by Investing Activities	-	65,520

Net change in cash	9,888	(9,604)
Cash, beginning of year	63,021	72,625
Cash, end of year	$72,909	$63,021

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Transfer of note receivable - related party at carrying value to officer in settlement of loan payable and accrued expenses:	$199,375	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$2,900	$10,907

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 - NATURE OF BUSINESS

Quarta-Rad, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on November 29, 2011, under the name Quatra-Rad, Inc. and amended its Certificate of Incorporation on February 29, 2012 to change its name to Quarta-Rad, Inc. On July 2, 2012, the Company amended and restated its Certificate of Incorporation to increase its authorized shares of common stock to 50,000,000, $0.0001 par value from 1,500, no par value. The Company distributed detection devices, including but not limited to Geiger counters, to homeowners and interested customers in North America, Europe, and Asia. The Company targeted homebuilders and home renovation contractors.

During April 2020, the Company acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. There was no consideration paid for the shares. The purpose of the acquisition is to separate the sales of certain products in separate entities. There was no activity, assets or liabilities in the subsidiary through December 31, 2025.

During December 2020, the Company acquired Sellavir, Inc., a Delaware. Corporation, as a wholly owned subsidiary, as discussed in Note 7. Sellavir is a video analytics company whose platform empowers organizations to decode videos to develop creative marketing strategies and analysis through advanced and proprietary technologies. Sellavir is now focused on developing CenterEye, a call center software platform that leverages AI and advanced analytics to improve call center operations. During January 2026, the Company entered into an Independent Software Vendor (ISV) Partner Agreement with Genesys Cloud Services, Inc., and will integrate its proprietary contact center technologies into the Genesys Cloud platform, one of the world’s leading AI-powered experience orchestration engines.

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had an accumulated deficit of $428,385 and incurred a net loss of $256,929 for the year then ended. The Company had $72,909 of cash and a working capital deficit of $216,617 at December 31, 2025. The Company requires additional capital to meet its expected use of cash from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

Advertising

The Company expenses advertising costs, primarily consisting of Amazon and other online marketing including search optimization, and placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2025 and December 31, 2024 amounted to $0 and $0, respectively.

Accounts Receivable

Accounts Receivable represents amounts from sales to various suppliers and online platforms. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2025 and December 31, 2024, respectively.

Quarta-Rad sold certain inventory held on consignment to a third-party supplier for $55,734 payable in equal installments over ten years through October 2033. The Company recorded a discount of $21,488, using a 10% discount rate, related to the transaction The discount was recorded as a reduction of revenues. Amortization will be recorded through 2030 using the effective interest method. The current portion is included in Accounts Receivable with the remainder included in long-term trade receivables. Payments are due each October through 2033. The Company amortized $3,424 and $3,425 during the years ended December 31, 2025 and December 31, 2024, respectively. The balance of the discount at December 31, 2025 was $14,639.

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

Three selling platforms/distributors accounted for 100% of accounts receivable at December 31, 2024.

Quarta Rad purchased 100% of its inventory through a third party in 2024. Quarta-Rad did not purchase inventory in 2025.

Inventory

Inventories are stated at the lower of cost or market (net realizable value). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. The Company’s inventory consists entirely of finished goods available for sale. The Company maintains an inventory reserve for damaged and obsolete inventory. The balance of the reserve was $0 and $300 at December 31, 2025 and December 31, 2024, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for the full amount of deferred tax asset of $126,496 at December 31, 2025.

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

As of December 31, 2025, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2022 through 2025 tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive instruments at December 31, 2025 and December 31, 2024.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2025 and December 31, 2024.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at December 31, 2025 and December 31, 2024 about the Company’s financial assets measured at fair value on a recurring basis

Values at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$3	$-	$-	$3

Total assets at fair value	$3	$-	$-	$3

Values at December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$5	$-	$-	$5

Total assets at fair value	$5	$-	$-	$5

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at December 31, 2025 and December 31, 2024, respectively.

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

Recent Accounting Pronouncements

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This was adopted without a significant impact on the financial statements.

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

Risks and Uncertainties

The Company is continuing to expand its Artificial Intelligence business through development of new services and software, and consulting on strategies and implementation, and are in the process of transforming our company from an import heavy revenue entity to AI services revenue becoming the majority of total sales.. Due to the constraints with the Quarta Rad related income, additional focus and resources will be utilized by Sellavir Beginning in 2024, Sellavir will strategically focus on harnessing its advanced AI capabilities and extensive experience to innovate within the call center industry. The industry’s evolving landscape, particularly the shift from traditional on-premise solutions to cloud-hosted platforms, presents a unique opportunity for Sellavir to introduce a suite of AI-driven products.The success of call center product, CenterEye, depends on our ability to develop features that meet client needs, keep up with technological advancements, and address any software bugs or security vulnerabilities promptly. There is no guarantee that CenterEye will achieve market acceptance. Failure to gain traction could adversely affect our financial condition and results of operations.

NOTE 3–NOTE RECEIVABLE – RELATED PARTY

In March 2023, Sellavir entered into a loan agreement with a related Thai corporation for the purpose of purchasing land for development. In May 2023, the Company’s Chief Executive Officer and majority shareholder became the Chief Executive Officer and a minority shareholder of the Thai entity.

Under the terms of the agreement, the Thai corporation is obligated to repay Sellavir 9,000,000 Thai Baht (approximately $261,038 at inception), which includes a premium of $16,038, plus interest at a rate of 15% per annum.

In January 2024, the loan agreement was amended to reduce the interest rate to 10% and to provide Sellavir with an additional 3% participation in the selling price of the underlying property. As a result of this modification, the Company recorded a loss of $8,188.

The loan is denominated in Thai Baht and is remeasured at each reporting date. The carrying value of the note was $278,705 and $262,909 as of December 31, 2025 and 2024, respectively. As a result of foreign currency fluctuations, the Company recorded foreign currency translation gains of $23,244 and $1,837 for the years ended December 31, 2025 and 2024, respectively.

The unamortized premium related to the loan was $7,214 and $10,422 as of December 31, 2025 and 2024, respectively, and is being amortized over the life of the loan.

Pursuant to amendments in January 2024 and May 2025, principal payments are deferred until April 1, 2027, after which quarterly principal payments are due through April 1, 2031. Interest is payable at maturity. The loan is secured by land located in Thailand.

Sellavir received a principal payment of $14,897 in April 2024. As of March 31, 2025, the Company ceased recognizing accrued interest income on the loan.

In May 2023, the Company issued an additional loan to the same related Thai corporation in the amount of $175,000, bearing interest at a rate of 15% per annum.

In January 2024, the loan agreement was amended to reduce the interest rate to 10% and to provide Sellavir with an additional 3% participation in the selling price of the underlying property. The amendment also included a one-year extension of all payment due dates. As a result of this modification, the Company recorded a loss of $3,281.

Pursuant to amendments in January 2024 and May 2025, principal payments are deferred until April 1, 2027, after which quarterly principal payments are due through April 1, 2031. Interest is payable at maturity. The loan is secured by land located in Thailand.

Sellavir received a principal payment of $10,625 in April 2024.

During March 2025, the second note of $164,375 and accrued interest of $35,000 was assigned to the Company’s CEO and majority shareholder to satisfy certain obligations outstanding discussed in Note 7. The assignment was finalized and recorded as an offset to accrued expenses and payables – related party in May 2025.

Accrued interest at December 31, 2025 is $52,208, and at December 31, 2024, accrued interest for both loans was $76,307. Accrued interest included as a long-term asset, interest receivable – related party, is $52,208 and $76,307 at December 31, 2025, and December 31, 2024, respectively. The difference at December 31, 2025 is due to the pausing of recognition of accrued interest as of March 31, 2025.

Principal amounts to be received for the note are as follows:

March 2023 Note
2027	$49,434
2028	65,614
2029	65,614
2030	65,614
2031	24,907
Totals	$271,183

NOTE 4–PROPERTY AND EQUIPMENT

Property and Equipment at December 31, 2025 and December 31, 2024 consisted of:

	2025	2024
Computer Equipment	$4,005	$4,005
Accumulated Depreciation	(4,005)	(3,235)
Net Property & Equipment	$-	$770

The Company recognized $770 and $800 in depreciation expense for the years ended December 31, 2025 and 2024 respectively.

NOTE 5–INCOME TAXES

The Company is subject to taxation in the United States and California. The benefit from income taxes for the years ended December 31, 2025 and 2024 are summarized below:

	2025		2024
Current:
Federal	$		$-
State		-	-
Total current		-	-

Deferred:
Federal		(60,346)	(38,174)
State		-	-
Change in valuation allowance		57,446	73,150
Total deferred		2,900	34,976
Income tax provision (benefit)		$2,900	$34,976

At December 31, 2025, the Company had federal net operating loss and capital loss carry forwards of approximately $388,321 which may be offset against future taxable income through 2040.

At December 31, 2025 and December 31, 2024, deferred tax assets (liabilities) consist of the following:

	2025	2024

Net operating loss carry-forwards	$100,520	$42,806
Inventory reserve	2,520	2,457
Accrued interest – related party	(8,094)	(3,033)
Accrued expenses – related party	(14,490)	(15,120)
Unrealized loss on investments	46,040	46,040
Total deferred tax assets	126,496	73,150
Less: valuation allowance	(126,496)	(73,150)

Net deferred tax assets	$-	$-

A reconciliation of the statutory federal income tax rate for the years ended December 31, 2025 and December 31, 2024 to the effective tax rate is as follows:

	2025	2024
Expected federal tax	21.00%	21.00%

Valuation allowance	(22.14%)	(40.24%)

Total	(1.14)%	(19.24)%

The Company follows ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2025 and December 31, 2024. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2025 and 2024. The Company’s income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are, including prior year net operating losses.

NOTE 6–STOCKHOLDERS’ EQUITY

The Company was formed with one class of no-par value common stock and was authorized to issue 50,000,000 common shares, as amended. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

During January 2025, the Company issued 225,000 shares of restricted stock to Sellavir consultants valued at $222,625 on dates of issuance. The shares are subject to a 12-month vesting period from the date of issuance. The Company expensed $204,073, included in general and administrative expenses, during the year ended December 31, 2025. The remaining $18,522 will be recorded during January 2026.

NOTE 7–RELATED PARTY TRANSACTIONS

In May 2022, the Company began using Star Systems Corporation (“STAR”:), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from QRR. The Company owes Star $42,502 and $42,502 on December 31, 2025, and December 31, 2024 respectively. The balances are due on demand and do not incur interest.

The Company sells radiation monitors and to date purchased all of it inventory from Quarta-Rad, LTD (“QRR”), a company in Russia, which is owned by a former minority shareholder, who disposed of their interest in 2024, through 2022. No inventory was purchased from QRR during the years ended December 31, 2025 and December 31, 2024, respectively. During July 2017 the Company entered into an agreement with QRR to develop and update software for a new device for $180,000. The development contract ended December 31, 2019. The amount due in connection with this agreement as of December 31, 2025 and December 31, 2024, is $91,850 and $91,850 respectively. The balances are due on demand and do not accrue interest.

In April 2021, the Company began compensating its CEO, who is the majority shareholder. The Company expensed $32,000 and $32,000 for the years ended December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024 the Company has accrued $117,000 and $120,000, respectively for this compensation, included within accounts payable and accrued expenses on the accompanying balance sheets. As discussed in Note 4, the Company assigned a note receivable and accrued interest held by Sellavir to the Company’s CEO which included $35,000 applied to accrued salary

From time to time the CEO advanced funds for operations. As of December 31, 2025, and December 31, 2024, is due $21,076 and $136,973, respectively, for expenses paid on behalf of the Company. The balances are due on demand and do not accrue interest.

During the year ended December 31, 2024, the Company paid $22,400 for consulting services to an individual, the half-brother of our CEO, who was appointed to the Company’s Board of Directors in February 2026. These amounts were included in general and administrative expenses. No such payments were made during the year ended December 31, 2025.

During 2025 and 2024, the Company, through Sellavir, Inc recognized $235,000 and $40,000, respectively, in services to STAR to develop software.

See Note 3 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

Segment information for the years ended December 31, 2025 and December 31, 2024 is as follows:

For the year ended December 31, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$9,955	235,000	$244,955
Loss from operations	(138,807)	(152,581)	(291,388)
Net loss	$(138,807)	(118,122)	$(256,929)

For the year ended December 31, 2024
	Quarta-Rad	Sellavir	Consolidated
Revenues	$66,797	$40,000	$106,797
Loss from operations	(125,777)	(81,087)	(206,864)
Net loss	$(181,273)	$(35,482)	$(216,755)

Total assets	As of December 31, 2025	As of December 31, 2024
Quarta-Rad	$31,851	$45,024
Sellavir	381,660	532,790
Total assets	$413,511	$577,814

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceeding to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2025, through March 31, 2026. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2025 and December 31, 2024.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective as of December 31, 2025 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management and the Company’s independent auditor as of December 31, 2025:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2025, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their successors are elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Victor Shvetsky	51	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Dmitry Choulindin	46	Director, appointed in February 2026.

The persons named above have held their offices/positions since November 29, 2011, and we expect Mr. Shvetsky to hold his office/position at least until the next annual meeting of our shareholders.

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

Mr. Dmitry Choulindin, Director and Director of Operations, Mr. Choulindin has served as a member of our Board of Directors since February 18, 2026, and as our Director of Operations since December 2016. In addition to his roles with the Company, Mr. Choulindin has served as an Interpreter / OPFOR with 7th Dimension, LLC at McGuire Joint US Air Force Base since April 2022. Since June 2025, he has served as an Interpreter for Legal Interpreting Services, Inc. (d/b/a LIS Solutions), and since January 2026, as an Immigration Court Interpreter for SOS International LLC. Mr. Choulindin is the half-brother of our Chief Executive Officer, Victor Shvetsky.

Mr. Alexey Golovanov, President and Director

Mr. Golovanov served as our President and Director from our inception until his departure in April, 2024 and is no longer associated with the Company. Prior to and during his tenure with us, from July 2007, Mr. Golovanov held several positions at Quarta-Rad, Ltd., a Russian Federation corporation that designs, manufactures, and sells various detection devices globally. Most recently, he served as the Managing Director of Quarta-Rad, Ltd., where he oversaw the company’s product designs and introductions in various consumer markets across Russia and Europe. He also directed Quarta-Rad, Ltd.’s R&D activities, leading to the development of the RADEX and SINMOR model lines of detection devices, and utilized his extensive experience to develop supply channels for the production of cost-effective detection products.

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

Currently we have one officer and two directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the years ended December 31, 2025 and December 31, 2024, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1 Victor Shvetsky CEO, CFO and Director
	2025	$32,000	-	-	-	-	-	-	$32,000
	2024	32,000	-	-	-	-	-	-	32,000

2 Alexey Golovanov, President
	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

Mr. Golovanov departed in April of 2024 and is no longer part of the company.

We have no formal employment arrangement with Mr. Shvetsky. Mr. Shvetsky’s compensation has not been fixed or based on any percentage calculations. Mr. Shvetsky will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Shvetsky’s compensation amounts will be formalized if and when his annual compensation exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2025 and December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2025, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2026, we had 15,899,483 shares of common stock outstanding, which are held by 40 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Victor Shvetsky	12,268,103	77.16%
Common Stock	Dmitry Choulindin	3,000,000	18.87%
			%
	All Officers and Directors as a Group (1 person)	15,268,103	96.03%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Shvetsky, our chairman, chief executive officer, chief financial officer and secretary.

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

Our officers and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Mr. Golovanov, our former president, owns Quarta-Rad, Ltd. (“Quarta-Rad Russia”), until he disposed of his interest in 2024. Quarta-Rad Russia is part of the International Scientific and Technical Park of Moscow Engineering and Physical Institute (“MIFI”) and which is a developer and manufacturer of radiometric, acoustical and pyrometric devices, radiation detecting indicators, Radon detecting indicators and acoustical leak detectors that are used by fuel-energy enterprises of Moscow and other cities of the Russian Federation. In 2011 and 2012, we acted as a consignment agent and purchased products from Quarta-Rad Russia pursuant to a written agreement and sold the merchandise to Star Systems Japan Corporation, a company owned by our majority shareholder, Victor Shvetsky. For the years ended December 31, 2025 and December 31, 2024, we purchased $-0- and $-0-, respectively, of inventory from Quarta-Rad Russia and, as of December 31, 2025 and December 31, 2024, we owed Quarta-Rad Russia $91,850 and $91,850 in related party payables. In 2017, we entered into an agreement with our related party developer for $180,000 to develop software for the device RADEX AQ. The amount above due at December 31, 2025 and December 31, 2024 primarily relates to the development contract.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

Dmitry Choulindin, who was appointed to our Board of Directors on February 18, 2026, and has served as our Director of Operations since December 2016, is the half-brother of our Chief Executive Officer, Victor Shvetsky. Aside from his employment as Director of Operations, there are no related party transactions between Mr. Choulindin and the Company that would require disclosure under Item 404(a) of Regulation S-K. The terms of Mr. Choulindin’s compensation for his service as a director have not yet been finalized.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2025 and December 31, 2024:

	2025	2024

Audit Fees	$53,788	$53,000
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$53,788	$53,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2025 and December 31, 2024, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. None.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

For the 2025 and December 31, 2024 audits, our Director has considered the nature and amount of fees billed or expected to be billed by dbbmckennon, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining dbbmckennon’s independence.

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

/s/ Victor Shvetsky
Victor Shvetsky Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

/s/ Dmitry Choulindin
Dmitry Choulindin Director

