Form 10-Q
period 2026-03-31
Quarta-Rad, Inc.
filed 2026-05-15
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2026, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,899,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$14,568	$72,909
Accounts receivable - related party	20,000	-
Marketable securities, trading	7	3
Total Current Assets	34,575	72,912

Other Assets
Notes receivable - related party, net of current portion and discount of $6,412 and $7,214 at March 31, 2026 and December 31, 2025	254,719	263,970
Interest receivable - related party	52,208	52,208
Trade receivable, net of discount of $13,774 and $14,639 at March 31, 2026 and December 31, 2025	25,277	24,421
Total Other Assets	332,204	340,599

TOTAL ASSETS	$366,779	$413,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$165,450	$134,100
Payable - related parties	162,972	155,429
Total Liabilities	328,422	289,529

Commitments and Contingencies - Note 9	-	-

Stockholders’ Equity
$0.0001 par value; 50,000,000 shares authorized; 15,899,483 issued and outstanding at March 31, 2026 and December 31, 2025	1,591	1,591
Additional paid-in capital	569,329	550,776
Accumulated deficit	(532,563)	(428,385)
Total Stockholders’ Equity	38,357	123,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,779	$413,511

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Sales -Quarta Rad, Inc., net	$856	$2,887
Sales - Sellavir, Inc., net - related party	25,000	30,000

Total sales, net	25,856	32,887

Cost of goods sold - Quarta-Rad, Inc.	-	2,349
Cost of goods sold - Sellavir Inc.	19,640	31,898

Gross profit	6,216	(1,360)

Expenses:
General and administrative	75,697	61,137
Professional and consulting fees	25,450	27,400
Operating expenses	101,147	88,537

Net loss from operations	(94,931)	(89,897)
Other income/(expense):
Interest and dividends	-	4
Foreign currency transaction gain/(loss)	(10,053)	783
Interest - related party	802	11,703
Unrealized gain/(loss) on investments	4	(2)
Net loss before provision for income taxes	(104,178)	(77,409)

Income tax expense	-	-

Net loss	$(104,178)	$(77,409)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	15,899,483	15,833,538

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Equity
Balance, December 31, 2025	15,899,483	$1,591	$550,776	$(428,385)	$123,982
Net loss	-	-	-	(104,178)	$(104,178)
Stock based compensation	-	-	18,553	-	18,553
Balance, March 31, 2026	15,899,483	$1,591	$569,329	$(532,563)	$38,357

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025

(Unaudited)

	Common Stock		Additional	Retained Earnings/	Total
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Net loss	-	-	-	(77,409)	$(77,409)
Stock based compensation	225,000	23	37,082	-	37,105
Balance, March 31, 2025	15,899,483	$1,591	$383,808	$(248,865)	$136,534

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

OPERATING ACTIVITIES:
Net loss	$(104,178)	$(77,409)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	-	200
Stock based compensation	18,553	37,105
Foreign currency transaction (income)/loss	10,053	(783)
Amortization of note premium	(802)	(802)
Amortization of receivable discount	(856)	(856)
Net unrealized (gain) loss on investments	(4)	2
Changes in operating assets and liabilities:
Accounts receivable	-	272
Accounts receivable - related party	(20,000)	-
Inventory	-	2,040
Accrued interest receivable - related party	-	(10,901)
Accounts payable and accrued expenses	31,350	11,951
Deferred revenue - related party	-	20,000
Related party payable	7,543	5,914
Net cash used in operating activities	(58,341)	(13,267)

Net change in cash	(58,341)	(13,267)
Cash, beginning of period	72,909	63,021
Cash, end of period	$14,568	$49,754

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quarta-Rad, Inc. and subsidiaries (the “Company”) as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and the results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations for interim reporting. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any future interim period.

Beginning in 2024, the Company significantly reduced and began winding down its legacy radiation detection equipment business and shifted its primary operational focus to Sellavir, Inc., its wholly owned subsidiary. Sellavir is focused on the development and commercialization of artificial intelligence-driven software solutions for the call center and customer engagement industry, including the CenterEye platform.

The Company has experienced recurring operating losses and negative cash flows from operations and had an accumulated deficit of approximately $532,500 as of March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management’s plans include continued development and commercialization of the Company’s software platforms, expansion of strategic partnerships, pursuit of additional customer engagements, and raising additional capital, if necessary. There can be no assurance that these plans will be successful.

The Company’s majority shareholder has historically provided financial support for operations and may continue to provide additional support, as needed. In addition, the Company is evaluating strategic alternatives related to its legacy operations, including a potential separation or spin-off of certain historical business activities; however, no definitive transaction has been approved or completed as of the filing date of this report.

NOTE 2 - NATURE OF BUSINESS

Quarta-Rad, Inc. (the “Company”) was historically engaged in the distribution of radiation detection devices, including Geiger counters, to consumers and commercial customers in North America and Europe. Beginning in 2024, the Company significantly reduced and began winding down these legacy operations, and such activities are no longer expected to represent a significant component of the Company’s future business.

The Company’s primary operational focus has shifted to Sellavir, Inc. (“Sellavir”), its wholly owned subsidiary. Sellavir is an artificial intelligence and analytics company focused on developing software solutions for the call center and customer engagement industry. Sellavir’s core product, CenterEye, is a software platform designed to leverage AI and advanced analytics to improve call center operations, enhance customer engagement, and support operational efficiencies through integration with major cloud-based contact center platforms.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

The Company intends to continue developing and commercializing the CenterEye platform and related AI-driven software solutions as its principal business strategy.

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

Significant estimates made by management include, among others, the recognition of revenue from related party arrangements, the recoverability of related party receivables and notes receivable, and the valuation of deferred tax assets. The Company bases its estimates on historical experience, knowledge of current conditions, and assumptions believed to be reasonable under the circumstances. The Company reviews its estimates on an ongoing basis. Actual results may differ materially from those estimates.

Notes Receivable – related party

Notes Receivable – related party consists of loan agreements entered into by Sellavir discussed in Note 4. Amounts payable marked to value in functional currency at the balance sheet date where the Company records foreign transaction gain or loss. The Company’s functional currency is the United States Dollar.

Concentration of Credit Risk

Credit is extended to online customers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

One related party customer accounted for substantially all accounts receivable of Sellavir as of March 31, 2026. One related party customer accounted for all the revenue for Sellavir for the three months ended March 31, 2026 and March 31, 2025. In addition, one selling platform/distributor accounted for substantially all accounts receivable of Quarta-Rad as of March 31, 2026 and December 31, 2025.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended March 31, 2026 and 2025.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2026 and December 31. 2025. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at March 31, 2026, and December 31, 2025 about the Company’s financial assets measured at fair value on a recurring basis.

Values on March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$7	$-	$-	$7

Total assets at fair value, March 31, 2026	$7	$-	$-	$7

Values on December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$3	$-	$-	$3

Total assets at fair value, December 31, 2025	$3	$-	$-	$3

Revenue Recognition

The Company follows guidance from FASB Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance sets forth a five-step revenue recognition model. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services.

The Company generates revenue primarily from software development services, consulting services, and limited product sales associated with its legacy radiation detection business.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund, and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances at March 31, 2026 and December 31, 2025, respectively.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update is intended to improve the navigability of the guidance in ASC 270 and clarify the applicability, form, content, and disclosure requirements for interim financial statements. The amendments also clarify that entities should disclose events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Risks and Uncertainties

The Company is continuing to expand its artificial intelligence-driven software business through the development of new software platforms, consulting services, and AI-based solutions for the call center and customer engagement industry. Beginning in 2024, the Company significantly reduced its legacy radiation detection equipment business and shifted its primary operational focus to Sellavir and the development of the CenterEye platform.

The Company’s future success depends in part on its ability to successfully develop, commercialize, and achieve market acceptance of its AI-driven software products and services. The Company operates in a rapidly evolving and highly competitive industry characterized by changing technologies, evolving customer requirements, and frequent introductions of new products and services.

The success of the CenterEye platform depends on the Company’s ability to develop features that meet customer needs, maintain compatibility with third-party platforms, respond to technological advancements, and address software defects, cybersecurity risks, and operational challenges in a timely manner. There can be no assurance that the Company will successfully commercialize CenterEye or achieve significant market acceptance. Failure to do so could adversely affect the Company’s financial condition, results of operations, and future growth prospects.

NOTE 4–NOTE RECEIVABLE – RELATED PARTY

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

The loan is denominated in Thai Baht and is remeasured at each reporting date. The carrying value of the note was $254,719 and $263,970 as of March 31, 2026 and December 31, 2025, respectively. As a result of foreign currency fluctuations, the Company recorded a foreign currency translation loss of $10,053 for the three months ended March 31, 2026, compared to a foreign currency translation gain of $23,244 for the year ended December 31, 2025.

The unamortized premium related to the loan was $6,412 and $7,214 as of March 31, 2026 and December 31. 2025, respectively, and is being amortized over the life of the loan.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

During March 2025, the second note of $164,375 and accrued interest of $35,000 was assigned to the Company’s CEO and majority shareholder to in partial satisfaction of accrued compensation and advances due to the CEO discussed in Note 7. The assignment was finalized and recorded as an offset to accrued expenses and payables – related party.

Accrued interest at March 31, 2026 and December 31, 2025 was $52,208 and is included as a long-term asset, interest receivable – related party. As of March 31, 2025, the Company ceased accruing interest income on the loan due to uncertainty regarding collectability.

Principal amounts to be received for the remaining note are as follows:

March 2023 Note
2027	$48,973
2028	65,614
2029	65,614
2030	65,614
2031	15,315
Totals	$261,130

NOTE 5–PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026, and December 31, 2025 were fully depreciated and had no net carrying value.

The Company recognized $0 and $200 in depreciation expense in each period for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6–STOCKHOLDERS’ EQUITY

During January 2025, the Company issued 225,000 shares of restricted common stock to Sellavir consultants with an aggregate fair value of $222,625 based on the market value of the Company’s common stock on the grant dates. The shares were subject to a 12-month vesting period from the respective grant dates.

The Company recognized stock-based compensation expense of $18,553 and $37,105, which was included in general and administrative expenses, during the three months ended March 31, 2026 and 2025, respectively. The shares were fully vested as of January 31, 2026.

NOTE 7–RELATED PARTY TRANSACTIONS

In May 2022, the Company began using Star Systems Corporation (“STAR”), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from Quarta-Rad, LTD (“QRR”), a company in Russia owned by a former minority shareholder who disposed of their interest in 2024. Amounts due to STAR were $42,502 as of both March 31, 2026 and December 31, 2025. The balances are due on demand and do not bear interest.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

In July 2017, the Company entered into a software development agreement with QRR related to a new radiation detection device for a total contract amount of $180,000. The development agreement expired on December 31, 2019. Amounts payable related to this agreement were $91,850 as of both March 31, 2026 and December 31, 2025. The balances are due on demand and do not bear interest.

In April 2021, the Company began compensating its Chief Executive Officer (“CEO”), who is also the Company’s majority shareholder. The Company recognized compensation expense of $8,000 during each of the three months ended March 31, 2026 and 2025. Accrued compensation due to the CEO totaled $125,000 and $117,000 as of March 31, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

From time to time, the CEO has advanced funds on behalf of the Company for operating expenses. Amounts due to the CEO for such advances totaled $28,651 and $21,076 as of March 31, 2026 and December 31, 2025, respectively. These balances are due on demand and do not bear interest.

As discussed in Note 4, during 2025 the Company assigned a related party note receivable and accrued interest held by Sellavir to the Company’s CEO in satisfaction of certain accrued compensation and operating advances owed to the CEO. The assignment included approximately $35,000 applied against accrued salary obligations and approximately $164,375 related to operating advances and expenses previously paid by the CEO on behalf of the Company.

Sellavir recognized software development and consulting revenue from STAR totaling $25,000 and $30,000 during the three months ended March 31, 2026 and 2025, respectively. The Company’s CEO is also the majority shareholder of STAR.

See Note 4 for additional related party transactions.

NOTE 8–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Segment information for the three months ended March 31, 2026 and 2025 is as follows:

For the three months ended March 31, 2026
	Quarta-Rad	Sellavir	Consolidated
Revenues	$856	25,000	$25,856
Loss from operations	(35,012)	(59,919)	(94,931)
Net loss	$(35,012)	(69,166)	$(104,178)

For the three months ended March 31, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$2,887	$30,000	$32,887
Loss from operations	(41,240)	(48,657)	(89,897)
Net loss	$(41,240)	$(36,169)	$(77,409)

Total assets	As of March 31, 2026	As of December 31, 2025
Quarta-Rad	$28,127	$31,851
Sellavir	338,652	381,660
Total assets	$366,779	$413,511

NOTE 9– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company knows of no pending or threatened legal proceedings to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 10–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2026, through May 15, 2026. Based on its evaluation, other than the note below, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2026, and 2025. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Delaware on November 29, 2011, with a fiscal year end of December 31. We were initially formed to distribute and sell radiation detection devices and related products to consumers and businesses in North America.

Beginning in 2013, we purchased products from Quarta-Rad, Ltd. (“QRR”), a company located in Russia, and shipped products to third-party online retailers and resellers for distribution. In recent periods, the Company has reduced its focus on its historical radiation detection product line and has shifted its primary business focus toward software development and AI-driven technologies.

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. No consideration was paid for the shares. The purpose of the acquisition was to separate certain operations into a separate entity. There was no activity, assets, or liabilities in the subsidiary through March 31, 2026.

During December 2020, we acquired Sellavir, Inc. (“Sellavir”), an AI software company focused on advanced analytics, image processing, and call center software solutions. Sellavir’s technology platform is designed to assist organizations in analyzing video and operational data through proprietary AI technologies.

Sellavir has developed CenterEye, a software platform intended to simplify the use and management of cloud-based call center systems. CenterEye is designed to enhance call center operations through AI-driven analytics, automation, and operational monitoring capabilities.

Prior to April 2024, our chief executive officer and director, Victor Shvetsky, and our former director and president, Alexey Golovanov, were our only employees. In April 2024, Mr. Golovanov resigned from the Company.

The Company’s current focus is the continued development and commercialization of CenterEye and related AI-driven software solutions. Management is actively pursuing opportunities in the United States, Japan, and other international markets. The Company currently generates revenue primarily through relationships with its Japanese reseller associated with Sellavir’s software and development services.

Our administrative office is located at 1201 N. Orange St., Suite 700, Wilmington, DE 19801.

Our business strategy is focused on expanding the development, marketing, and deployment of CenterEye and related technologies. We aim to enhance call center efficiency and customer engagement through AI-driven solutions while pursuing strategic relationships with businesses requiring advanced customer service and operational analytics platforms.

Sellavir Consulting

We expanded our operations through the acquisition of Sellavir in December 2020. Sellavir leverages its expertise in neural networks and artificial intelligence technologies to provide customized software development and AI-related services to clients. These services include image processing applications, operational analytics, and call center software solutions.

Our business model is focused on identifying customer-specific operational needs and developing software solutions to address those needs. Currently, the Company’s revenue associated with Sellavir operations is generated primarily through its Japanese reseller relationships.

The Company acquired Sellavir to:

● leverage Sellavir’s AI capabilities in connection with future technology initiatives;

● expand operations beyond the Company’s historical radiation detection product business; and

● pursue opportunities within the call center software industry through the development and commercialization of CenterEye.

CenterEye is intended to be offered as a subscription-based software platform, which management believes may provide recurring revenue opportunities in future periods. Sellavir began recognizing revenue related to call center software operations during 2024.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the three months ended March 31, 2026, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$856	$25,000	$25,856
Cost of Good Sold	-	19,640	19,640
Gross Profit	856	5,360	6,216

Expenses:
General & administrative	11,268	64,429	75,697
Professional and consulting fees	24,600	850	25,450
Operating expenses	35,868	65,279	101,147

Net loss from operations	(35,012)	(59,919)	(94,931)

Other expense - foreign currency translation loss		(10,053)	(10,053)
Other income - interest - related party	-	802	802
Unrealized gain/(loss) on investments	-	4	4

Net loss	$(35,012)	$(69,166)	$(104,178)

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management intends to fund operations through existing cash balances, revenues generated from operations, related party support, and, if necessary, additional capital raises or strategic financing arrangements. There can be no assurance that such financing will be available on acceptable terms or at all.

Consolidated Totals:

Three months ended March 31, 2026 compared with the three months ended March 31, 2025

Revenues. Our net revenues decreased $7,031 or 21.38% to $25,856 for the three months ended March 31, 2026, compared with $32,887 for the three months ended March 31, 2025. The decrease was primarily attributable to the phase-out of Quarta-Rad sales and the timing of Sellavir revenue recognition.

Cost of Goods Sold. Our Cost of Goods Sold decreased $14,607 or 42.65% to $19,640 for the three months ended March 31, 2026, compared to $34,247 for the comparable period in 2025. The decrease was primarily due to the decreased sales in Quarta-Rad and Sellavir.

Operating Expenses. For the three months ended March 31, 2026, our total operating expenses increased $12,610 or 14.24% to $101,147 compared to $88,537 for the three months ended March 31, 2025. The increase is primarily attributable to Sellavir’s operating expenses.

Net Loss. Our net loss increased $26,769 or 34.58% to $104,178 for the three months ended March 31, 2026 compared to $77,409 for the three months ended March 31, 2025. The increase is primarily attributable to Sellavir’s issuance of stock-based compensation and loss on foreign currency translation.

QUARTA-RAD

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

Revenues. Our net revenues decreased $2,031 or 70.35% to $856 for the three months ended March 31, 2026, compared with $2,887 for the three months ended March 31, 2025. The reduction was primarily attributable to the phase out of Quarta-Rad sales.

Cost of Goods Sold. Our Cost of Goods Sold decreased $2,349 or 100.00% to $0 for the three months ended March 31, 2026, compared to $2,349 for the comparable period in 2025. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended March 31, 2026, our total operating expenses decreased $5,910 or 14.15% to $35,868 compared to $41,778 for the three months ended March 31, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss decreased $6,228 or 15.10% to $35,012 for the three months ended March 31, 2026, compared to a net loss of $41,240 for the three months ended March 31, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

SELLAVIR

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

Revenues. Our net recognized revenue decreased $5,000 or 16.67% to $25,000 for the three months ended March 31, 2026 compared with $30,000 for the three months ended March 31, 2025. The decrease is due to the decrease in Sellavir revenue recognition.

Cost of Goods Sold. Our Cost of Goods Sold decreased $12,258 or 38.43% to $19,640 for the three months ended March 31, 2026, compared to $31,898 for the comparable period in 2025. The decrease was primarily due to decreased sales.

Operating Expenses. For the three months ended March 31, 2026, our total operating expenses increased $18,520 or 39.61% to $65,279 compared to $46,759 for the three months ended March 31, 2025. The increase was primarily due to increase in operating expenses.

Net Loss. Our net loss increased $32,997 to $69,166 or 91.23% for the three months ended March 31, 2026, compared to $36,169 for the three months ended March 31, 2025. The increase was primarily due to the issuance of stock based compensation, foreign translation loss and the cessation of accrual of certain related party interest obligations.

Liquidity and Capital Resources. During the three months ended March 31, 2026, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $366,779 and $413,511 as of March 31, 2026, and December 31, 2025, respectively, consisting of $14,568 and $72,909, respectively, in cash. Our working capital deficit was ($293,847) and ($216,617) as of March 31, 2026 and December 31, 2025, respectively.

We had $58,341 and $13,267 in cash used by operating activities for the three months ended March 31, 2026, and 2025, respectively.

We had no cash provided by investing activities for the three months ended March 31, 2026, and 2025, respectively.

We had no cash provided by financing activities for the three months ended March 31, 2026, and 2025, respectively.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2026.

Plan of Operation

Our business strategy has evolved from primarily marketing radiation detection products to focusing on the development and commercialization of CenterEye, our proprietary AI-driven call center software platform. We aim to enhance call center efficiency, operational visibility, and customer engagement through advanced analytics, automation, and monitoring solutions. While we continue to maintain our online presence related to our historical product lines, management’s primary efforts are directed toward software development, marketing, and establishing strategic relationships with businesses requiring advanced customer service and operational analytics platforms.

While we continue to maintain our website at www.quartarad.com, we have increased our focus on Sellavir’s operations and related marketing efforts as part of our long-term business strategy.

During December 2020, Quarta-Rad acquired Sellavir, Inc., a Delaware corporation under common control, as a wholly owned subsidiary in exchange for 333,333 shares of common stock. The value of the shares issued was approximately $170,000 on the date of issuance.

Sellavir is an AI software and analytics company focused on advanced operational analytics, image processing, and call center software technologies. Sellavir’s platform utilizes artificial intelligence (“AI”) and proprietary technologies designed to assist organizations in analyzing operational and video-based data to improve business performance and customer engagement.

Sellavir, Inc., our wholly-owned subsidiary, is currently focused on the continued development and commercialization of CenterEye, a call center software platform that leverages AI and advanced analytics to improve call center operations. CenterEye is designed to provide real-time insights, operational metrics, monitoring capabilities, and customer engagement tools intended to improve efficiency and customer satisfaction.

Management is actively pursuing opportunities in Japan, the United States, and other international markets through reseller relationships and direct marketing efforts.

We intend to implement the following tasks within the next twelve months:

Software Development:

We intend to continue investing in the development and enhancement of CenterEye to meet the evolving needs of the call center industry. This includes adding new features, improving user experience, enhancing reporting and analytics capabilities, and improving scalability and platform functionality.

Marketing:

(Estimated cost $25,000 - $75,000). We intend to increase our marketing efforts to generate additional leads, reseller opportunities, and customer relationships for CenterEye and related software solutions. Marketing efforts may include digital advertising, website enhancements, promotional materials, and attendance at industry-related events and conferences.

Partnerships and Client Acquisition:

(Estimated cost $20,000). We intend to pursue strategic relationships with call center operators, technology providers, and resellers. Management intends to focus on pilot projects, reseller arrangements, and initial software deployments designed to demonstrate the effectiveness of CenterEye and support future recurring revenue opportunities.

Historical Product Operations:

While the Company continues to maintain limited activities associated with its historical radiation detection product business, management’s primary operational focus has shifted toward AI-driven software and analytics solutions.

Our management does not currently anticipate the need to hire additional full-time employees over the next three months, as the services currently provided by our officers, directors, and independent contractors are expected to be sufficient for current operations. As our software development and commercialization activities expand, we may engage additional independent contractors or consultants to support development, marketing, operational, or business development activities.

We currently do not own material equipment that we intend to sell in the near future, do not have any off-balance sheet arrangements, and have not paid material expenses on behalf of our directors outside the ordinary course of business.

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

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 1 to the Condensed and Consolidated Financial Statements in this Form 10-Q.

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at March 31, 2026, and December 31, 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2026 and were not effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2026 assessment of the effectiveness of our internal control over financial reporting.

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

QUARTA-RAD, INC.

May 15, 2026	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Dmitry Choulindin
Dmitry Choulindin Director

