Form 10-Q
period 2026-06-30
Quarta-Rad, Inc.
filed 2026-08-14
CIK 1549631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2026, the number of shares outstanding of the issuer’s sole class of common stock, $0.0001 par value per share, is 15,899,483.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$38,528	$72,909
Marketable securities, trading	2	3
Notes receivable - related party - current portion	15,898	-
Total Current Assets	54,428	72,912

Fixed Assets, Net	-	-

Other Assets
Notes receivable - related party, net of current portion and discount of $5,610 and $7,214 at June 30, 2026 and December 31, 2025	234,261	263,970
Interest receivable - related party	52,208	52,208
Trade receivable, net of discount of $12,927 and $14,639 at June 30, 2026 and December 31, 2025	26,133	24,421
Total Other Assets	312,602	340,599

TOTAL ASSETS	$367,030	$413,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$145,400	$134,100
Payable - related parties	218,058	155,429
Total Liabilities	363,458	289,529

Commitments and Contingencies - Note 8	-	-

Stockholders’ Equity
$0.0001 par value; 50,000,000 shares authorized; 15,899,483 issued and outstanding at June 30, 2026 and December 31, 2025	1,591	1,591
Additional paid-in capital	569,329	550,776
Accumulated deficit	(567,348)	(428,385)
Total Stockholders’ Equity	3,572	123,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,030	$413,511

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Sales -Quarta Rad, Inc., net	$856	$2,330	$1,712	$5,217
Sales - Sellavir, Inc., net - related party	63,000	65,000	88,000	95,000

Total Sales, net	63,856	67,330	89,712	100,217

Cost of goods sold - Quarta-Rad, Inc.	-	486	-	2,835
Cost of goods sold - Sellavir Inc.	43,220	29,116	62,860	61,014

Gross profit	20,636	37,728	26,852	36,368

Expenses:
General and administrative	23,676	90,809	99,373	151,946
Professional and consulting fees	27,180	33,487	52,630	60,887
Operating expenses	50,856	124,296	152,003	212,833

Net loss from operations	(30,220)	(86,568)	(125,151)	(176,465)
Other income - interest and dividends	-	2	-	6
Other income - foreign currency translation gain/(loss)	(5,362)	13,670	(15,415)	14,453
Other income - interest - related party	802	802	1,604	12,505
Other income - unrealized gain(loss) on investments	(5)	(1)	(1)	(3)
Net loss before provision for income taxes	(34,785)	(72,095)	(138,963)	(149,504)

Income tax expense	-	-	-	-

Net loss	$(34,785)	$(72,095)	$(138,963)	$(149,504)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares - basic and diluted
	15,899,483	15,899,483	15,899,483	15,866,693

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2026

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	15,899,483	$1,591	$550,776	$(428,385)	$123,982
Net loss	-	-	-	(138,963)	(138,963)
Stock based compensation	-	-	18,553	-	18,553
Balance, June 30, 2026	15,899,483	$1,591	$569,329	$(567,348)	$3,572

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	15,674,483	$1,568	$346,726	$(171,456)	$176,838
Net loss	-	-	-	(149,504)	(149,504)
Stock based compensation	225,000	23	92,738	-	92,761
Balance, June 30, 2025	15,899,483	$1,591	$439,464	$(320,960)	$120,095

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2026

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	15,899,483	$1,591	$569,329	$(532,563)	$38,357
Net loss	-	-	-	(34,785)	(34,785)
Balance, June 30, 2026	15,899,483	$1,591	$569,329	$(567,348)	$3,572

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	15,899,483	$1,591	$383,808	$(248,865)	$136,534
Net loss				(72,095)	(72,095)
Stock based compensation	-	-	55,656	-	55,656
Balance, June 30, 2025	15,899,483	$1,591	$439,464	$(320,960)	$120,095

See accompanying notes to unaudited and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

OPERATING ACTIVITIES:
Net loss	$(138,963)	$(149,504)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	400
Stock based compensation	18,553	92,761
Foreign currency translation (income)/loss	15,415	(14,453)
Amortization of note premium	(1,604)	(1,604)
Amortization of receivable discount	(1,712)	(1,712)
Net unrealized loss on investments	1	3
Changes in operating assets and liabilities:
Accounts receivable	-	660
Inventory	-	2,460
Accrued interest receivable - related party	-	(10,901)
Accounts payable and accrued expenses	11,300	8,251
Related party payable	62,629	40,181
Net cash used in operating activities	(34,381)	(33,458)

Net change in cash	(34,381)	(33,458)
Cash, beginning of period	72,909	63,021
Cash, end of period	$38,528	$29,563

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Transfer of note receivable - related party at carrying value to officer in settlement of loan payable and accrued expenses:	$-	$199,375

Supplemental cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed and consolidated financial statements.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quarta-Rad, Inc. and subsidiaries (the “Company”) as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and the results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has experienced recurring operating losses and negative cash flows from operations and had an accumulated deficit of $567,348 as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management’s plans include continued development and commercialization of the Company’s software platforms, expansion of strategic partnerships, pursuit of additional customer engagements, and raising additional capital, if necessary. There can be no assurance that these plans will be successful.

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

Significant estimates made by management include, among others, the recognition of revenue from related party arrangements and the recoverability of related party receivables and notes receivable. The Company bases its estimates on historical experience, knowledge of current conditions, and assumptions believed to be reasonable under the circumstances. The Company reviews its estimates on an ongoing basis. Actual results may differ materially from those estimates.

Notes Receivable – related party

Notes Receivable – related party consists of loan agreements entered into by Sellavir discussed in Note 4. Amounts payable are remeasured into the functional currency at the balance sheet date where the Company records foreign transaction gain or loss. The Company’s functional currency is the United States Dollar.

Concentration of Credit Risk

Credit is extended to online customers based on an evaluation of their financial condition, and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and provides an allowance for doubtful accounts as appropriate.

One related party customer accounted for all the revenue for Sellavir for the three and six months ended June 30, 2026 and 2025. In addition, one selling platform/distributor accounted for substantially all accounts receivable of Quarta-Rad as of June 30, 2026 and December 31, 2025.

Earnings per Share

The Company’s basic earnings per share are calculated by dividing its net income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings per share is calculated by dividing its net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive instruments outstanding during the periods ended June 30, 2026 and 2025.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments, except marketable securities are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2026 and December 31, 2025. Marketable securities are level one assets recorded at fair value.

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

The Company’s investment securities consist of common and preferred stock. Substantially all the Company’s investments are Level 1. The fair market value is based on quoted prices in active markets for identical assets. Financial assets are measured at fair value on a recurring basis. The following table provides information at June 30, 2026 and December 31, 2025 about the Company’s financial assets measured at fair value on a recurring basis.

Values on June 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$2	$-	$-	$2

Total assets at fair value, June 30, 2026	$2	$-	$-	$2

Values on December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Marketable securities	$3	$-	$-	$3

Total assets at fair value, December 31, 2025	$3	$-	$-	$3

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer. We issue refunds to e-commerce and print media customers, upon request, within 30 days of delivery. We estimate the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors. For retailers, distributors and wholesalers, we do not offer a right of return or refund, and revenue is recognized at the time products are shipped to customers. In all cases, judgment is required in estimating these reserves. Actual claims for returns could be materially different from the estimates. There was no reserve for sales returns and allowances at June 30, 2026 and December 31, 2025, respectively.

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

Other recently issued accounting pronouncements not discussed above are not expected to have a material effect on the Company's consolidated financial statements upon adoption.

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

The loan is denominated in Thai Baht and is remeasured at each reporting date. The carrying value of the note was $250,159 and $263,970 as of June 30, 2026 and December 31, 2025, respectively. As a result of foreign currency fluctuations, the Company recorded a foreign currency translation loss of $5,362 and $15,415 for the three and six months ended June 30, 2026, compared to a foreign currency translation gain of $23,244 for the year ended December 31, 2025.

The unamortized premium related to the loan was $5,610 and $7,214 as of June 30, 2026 and December 31. 2025, respectively, and is being amortized over the life of the loan.

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

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

During March 2025, the second note of $164,375 and accrued interest of $35,000, having an aggregate carrying amount of $199,375, was assigned to the Company’s CEO and majority shareholder in partial satisfaction of $199,375 of obligations owed to the CEO, consisting of $35,000 of accrued compensation and $164,375 of operating advances and expenses previously paid by the CEO, as discussed in Note 6. The assignment was effected at the carrying amounts of the respective assets and obligations, and no gain or loss was recognized on the transaction. At the time of the assignment, the CEO and majority shareholder was the Company’s sole director and approved the transaction. No independent valuation or fairness opinion was obtained in connection with the assignment. The assignment was documented pursuant to a written assignment agreement at the time of the transaction.

Accrued interest at June 30, 2026 and December 31, 2025 was $52,208 and is included as a long-term asset, interest receivable – related party. As of March 31, 2025, the Company ceased accruing interest income on the loan due to uncertainty regarding collectability.

Principal amounts to be received for the remaining note are as follows:

March 2023 Note
2027	$47,968
2028	63,958
2029	63,958
2030	63,958
2031	15,927
Totals	$255,769

NOTE 5–STOCKHOLDERS’ EQUITY

During January 2025, the Company issued 225,000 shares of restricted common stock to Sellavir consultants with an aggregate fair value of $222,625 based on the market value of the Company’s common stock on the grant dates. The shares were subject to a 12-month vesting period from the respective grant dates.

The Company recognized stock-based compensation expense of $0, $18,553, $55,656 and $92,761, which was included in general and administrative expenses, during the three and six months ended June 30, 2026 and 2025, respectively. The shares were fully vested as of January 31, 2026.

NOTE 6–RELATED PARTY TRANSACTIONS

In May 2022, the Company began using Star Systems Corporation (“STAR”), a Japanese entity owned by the Company’s majority shareholder, as an intermediary to purchase inventory from Quarta-Rad, LTD (“QRR”), a company in Russia owned by a former minority shareholder who disposed of their interest in 2024. Amounts due to STAR were $42,502 as of both June 30, 2026 and December 31, 2025. The balances are due on demand and do not bear interest.

The Company made no inventory purchases through STAR from QRR during the three and six months ended June 30, 2026 or 2025. The amounts payable to STAR and QRR have remained unchanged since December 31, 2024 and relate to transactions that occurred prior to the wind-down of the Company's legacy product business.

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

In July 2017, the Company entered into a software development agreement with QRR related to a new radiation detection device for a total contract amount of $180,000. The development agreement expired on December 31, 2019. Amounts payable related to this agreement were $91,850 as of both June 30, 2026 and December 31, 2025. The balances are due on demand and do not bear interest.

In April 2021, the Company began compensating its Chief Executive Officer (“CEO”), who is also the Company’s majority shareholder. The Company recognized compensation expense of $8,000 during each of the three and six months ended June 30, 2026 and 2025. Accrued compensation due to the CEO totaled $133,000 and $117,000 as of June 30, 2026 and December 31, 2025, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

From time to time, the CEO has advanced funds on behalf of the Company for operating expenses. Amounts due to the CEO for such advances totaled $83,706 and $21,076 as of June 30, 2026 and December 31, 2025, respectively. These balances are due on demand and do not bear interest.

As discussed in Note 4, during 2025 the Company assigned a related party note receivable and accrued interest held by Sellavir to the Company’s CEO in satisfaction of certain accrued compensation and operating advances owed to the CEO. See note 4 for additional details regarding this transaction.

Sellavir recognized software development and consulting revenue from STAR totaling $63,000, $88,000, $65,000 and $95,000 during the three and six months ended June 30, 2026 and 2025, respectively. The Company’s CEO is also the majority shareholder of STAR.

The Company currently has two directors, Mr. Shvetsky and Mr. Choulindin. Mr. Choulindin, who was appointed to the Board of Directors on February 18, 2026, is Mr. Shvetsky’s half-brother and has served as the Company’s Director of Operations since December 2016. The Company has no independent directors and no audit committee.

See Note 4 for additional related party transactions.

NOTE 7–SEGMENTS

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. The Company evaluates the performance of its segments based on revenues, operating income(loss) and net income(loss).

QUARTA-RAD, INC. AND SUBSIDIARIES

Notes to the unaudited Condensed and Consolidated Financial Statements

Segment information for the three and six months ended June 30, 2026 and 2025 is as follows:

For the six months ended June 30, 2026
	Quarta-Rad	Sellavir	Consolidated
Revenues	$1,712	88,000	$89,712
Loss from operations	(54,069)	(71,082)	(125,151)
Net loss	$(54,069)	(84,894)	$(138,963)

For the three months ended June 30, 2026
	Quarta-Rad	Sellavir	Consolidated
Revenues	$856	63,000	$63,856
Loss from operations	(19,057)	(11,163)	(30,220)
Net loss	$(19,057)	(15,728)	$(34,785)

For the six months ended June 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$5,217	$95,000	$100,217
Loss from operations	(97,861)	(78,604)	(176,465)
Net loss	$(97,861)	$(51,643)	$(149,504)

For the three months ended June 30, 2025
	Quarta-Rad	Sellavir	Consolidated
Revenues	$2,330	$65,000	$67,330
Loss from operations	(56,621)	(29,947)	(86,568)
Net loss	$(56,621)	$(15,474)	$(72,095)

Total assets	As of June 30, 2026	As of December 31, 2025
Quarta-Rad	$29,898	$31,851
Sellavir	337,132	381,660
Total assets	$367,030	$413,511

NOTE 8– COMMITMENTS AND CONTINGENCIES

Contingencies

Legal

In the normal course of business, the Company may become involved in various legal proceedings. The Company is not aware of any pending or threatened legal proceedings to which the Company is or will be a party that, if successful, might result in material adverse change in the Company’s business, properties or financial condition.

NOTE 9–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2026, through August 14, 2026. Based on its evaluation, there is nothing to be disclosed herein.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2026 and 2025. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During April 2020, we acquired Quarta-Rad USA, Inc., a Delaware corporation, as a wholly owned subsidiary. No consideration was paid for the shares. The purpose of the acquisition was to separate certain operations into a separate entity. Quarta-Rad USA was dissolved in 2022.

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

Substantially all of the Company's revenue is generated by Sellavir from software development and consulting services provided to Star Systems Corporation (“STAR”), a Japanese entity of which the Company's Chief Executive Officer and majority shareholder is also the majority shareholder. STAR accounted for $63,000 of the Company's $63,856 of consolidated revenue for the three months ended June 30, 2026 (98.7%) and $88,000 of $89,712 for the six months then ended.

Because this revenue is derived from an entity under common control, the pricing and volume of these arrangements have not been established through arm's-length negotiation and may not be indicative of the results the Company would achieve with unaffiliated customers. The Company has no contractual commitment from STAR with respect to future volumes, and STAR may reduce or discontinue its engagement of Sellavir at any time. The loss of this relationship would eliminate substantially all of the Company's revenue. Investors should not assume that historical revenue from STAR is indicative of the Company's ability to generate revenue from unaffiliated customers.

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

In January 2026, our subsidiary Sellavir entered into an Independent Software Vendor Partner Agreement with Genesys Cloud Services, Inc., under which Sellavir became a participant in the Genesys AppFoundry Program. The agreement does not provide for any minimum revenue, exclusivity, or guaranteed continuation, and we have generated no revenue under the agreement during the six months ended June 30, 2026.

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the three months ended June 30, 2026, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$856	$63,000	$63,856
Cost of goods sold	-	43,220	43,220
Gross profit	856	19,780	20,636

Expenses:
General & administrative	12,113	11,563	23,676
Professional and consulting fees	7,800	19,380	27,180
Operating expenses	19,913	30,943	50,856

Net loss from operations	(19,057)	(11,163)	(30,220)

Other expense - foreign currency translation loss		(5,362)	(5,362)
Other income - interest - related party	-	802	802
Unrealized loss on investments	-	(5)	(5)

Net loss	$(19,057)	$(15,728)	$(34,785)

The Company has two operating segments through the operations of Quarta-Rad and Sellavir. Net loss for the six months ended June 30, 2026, is comprised of:

	Quarta Rad	Sellavir	Total
Sales	$1,712	$88,000	$89,712
Cost of goods sold	-	62,860	62,860
Gross profit	1,712	25,140	26,852

Expenses:
General & administrative	23,381	75,992	99,373
Professional and consulting fees	32,400	20,230	52,630
Operating expenses	55,781	96,222	152,003

Net loss from operations	(54,069)	(71,082)	(125,151)

Other expense - foreign currency translation loss		(15,415)	(15,415)
Other income - interest - related party	-	1,604	1,604
Unrealized loss on investments	-	(1)	(1)

Net loss	$(54,069)	$(84,894)	$(138,963)

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

Consolidated Totals:

Three months ended June 30, 2026 compared with the three months ended June 30, 2025

Revenues. Our net revenues decreased $3,474 or 5.16% to $63,856 for the three months ended June 30, 2026, compared with $67,330 for the three months ended June 30, 2025. The reduction was primarily attributable to the phase-out of Quarta-Rad sales and the timing of consulting projects and revenue recognized by Sellavir.

Cost of Goods Sold. Our cost of goods sold increased $13,618 or 46.00% to $43,220 for the three months ended June 30, 2026, compared to $29,602 for the comparable period in 2025. The increase was primarily due to classification of contractors and timing of expense recognition in Sellavir.

Operating Expenses. For the three months ended June 30, 2026, our total operating expenses decreased $73,440 or 59.09% to $50,856 compared to $124,296 for the three months ended June 30, 2025. The decrease is primarily attributable to a decrease in administrative expenses and professional fees.

Net Loss. Our net loss decreased $37,310 or 51.75% to $34,785 for the three months ended June 30, 2026, compared to a net loss of $72,095 for the three months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

QUARTA-RAD

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

Revenues. Our net revenues decreased $1,474 or 63.26% to $856 for the three months ended June 30, 2026, compared with $2,330 for the three months ended June 30, 2025. The reduction was primarily attributable to the phase out of Quarta-Rad sales.

Cost of Goods Sold. Our cost of goods sold decreased $486 or 100.00% to $0 for the three months ended June 30, 2026, compared to $486 for the comparable period in 2025. The decrease was a result of decreased sales.

Operating Expenses. For the three months ended June 30, 2026, our total operating expenses decreased $38,552 or 65.94% to $19,913 compared to $58,465 for the three months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss decreased $37,564 or 66.35% to $19,057 for the three months ended June 30, 2026, compared to a net loss of $56,621 for the three months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

SELLAVIR

Three months ended June 30, 2026, compared with the three months ended June 30, 2025

Revenues. Our net recognized revenue decreased $2,000 or 3.08% to $63,000 for the three months ended June 30, 2026 compared with $65,000 for the three months ended June 30, 2025. The decrease is due to the decrease in Sellavir revenue recognition.

Cost of Goods Sold. Our cost of goods sold increased $14,104 or 48.44% to $43,220 for the three months ended June 30, 2026, compared to $29,116 for the comparable period in 2025. The increase was primarily due to classification of contractors and timing of expense recognition in Sellavir.

Operating Expenses. For the three months ended June 30, 2026, our total operating expenses decreased $34,888 or 53.00% to $30,943 compared to $65,831 for the three months ended June 30, 2025. The decrease was primarily due to a decrease in administrative expenses.

Net Loss. Our net loss increased $254 or 1.64% to $15,728 for the three months ended June 30, 2026, compared to $15,474 for the three months ended June 30, 2025. The increase was primarily due to an increase in foreign currency translation loss.

Consolidated Totals:

Six months ended June 30, 2026 compared with the six months ended June 30, 2025

Revenues. Our net revenues decreased $10,505 or 10.48% to $89,712 for the six months ended June 30, 2026, compared with $100,217 for the six months ended June 30, 2025. The reduction was primarily attributable to the phase-out of Quarta-Rad sales and the timing of consulting projects and revenue recognized by Sellavir.

Cost of Goods Sold. Our Cost of Goods Sold decreased $989 or 1.55% to $62,860 for the six months ended June 30, 2026, compared to $63,849 for the comparable period in 2025. The decrease was primarily due to the decrease in sales.

Operating Expenses. For the six months ended June 30, 2026, our total operating expenses decreased $60,830 or 28.58% to $152,003 compared to $212,833 for the six months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss decreased $10,541 or 7.05% to $138,963 for the six months ended June 30, 2026, compared to a net loss of $149,504 for the six months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

QUARTA-RAD

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

Revenues. Our net revenues decreased $3,505 or 67.18% to $1,712 for the six months ended June 30, 2026, compared with $5,217 for the six months ended June 30, 2025. The reduction was primarily attributable to the phase out of Quarta-Rad sales.

Cost of Goods Sold. Our Cost of Goods Sold decreased $2,835 or 100.00% to $0 for the six months ended June 30, 2026, compared to $2,835 for the comparable period in 2025. The decrease was a result of decreased sales.

Operating Expenses. For the six months ended June 30, 2026, our total operating expenses decreased $44,462 or 44.36% to $55,781 compared to $100,243 for the six months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

Net Loss. Our net loss decreased $43,792 or 44.75% to $54,069 for the six months ended June 30, 2026, compared to a net loss of $97,861 for the six months ended June 30, 2025. The decrease is primarily attributable to the decrease in administrative expenses.

SELLAVIR

Six months ended June 30, 2026, compared with the six months ended June 30, 2025

Revenues. Our net recognized revenue decreased $7,000 or 7.37% to $88,000 for the six months ended June 30, 2026 compared with $95,000 for the six months ended June 30, 2025. The decrease is due to the decrease in Sellavir revenue recognition.

Cost of Goods Sold. Our Cost of Goods Sold increased $1,846 or 3.03% to $62,860 for the six months ended June 30, 2026, compared to $61,014 for the comparable period in 2025. The increase was primarily due to classification of contractors and timing of expense recognition in Sellavir.

Operating Expenses. For the six months ended June 30, 2026, our total operating expenses decreased $16,368 or 14.54% to $96,222 compared to $112,590 for the six months ended June 30, 2025. The decrease was primarily due to a decrease in administrative expenses.

Net Loss. Our net loss increased $33,251 or 64.39% to $84,894 for the six months ended June 30, 2026, compared to $51,643 for the six months ended June 30, 2025. The increase was primarily due to an increase in foreign currency translation loss and administrative expenses.

Liquidity and Capital Resources. During the three and six months ended June 30, 2026, we used cash for operating expenses from cash on hand and the sale of products on the Internet and from independent, third-party resellers and from consulting revenue from Sellavir.

Our total assets were $367,030 and $413,511 as of June 30, 2026, and December 31, 2025, respectively, consisting of $38,528 and $72,909, respectively, in cash and $302,367 and $316,178 consisted of a note receivable and related accrued interest due from a related party — a Thai corporation of which our Chief Executive Officer serves as Chief Executive Officer and holds a minority interest.

That note is secured by undeveloped land located in Thailand. Under amendments entered into in January 2024 and May 2025, principal payments are deferred until April 1, 2027, with quarterly payments thereafter through April 1, 2031, and interest is payable at maturity. The Company has received no principal payments since April 2024 and ceased recognizing interest income on the note as of June 30, 2025 due to uncertainty regarding collectability. Accordingly, this asset is not available to fund operations in the near term, and there can be no assurance as to the amount or timing of any recovery.

Our working capital deficit was ($309,030) and ($216,617) as of June 30, 2026 and December 31, 2025, respectively.

We had $34,381 and $33,458 in cash used by operating activities for the six months ended June 30, 2026, and 2025, respectively.

We had no cash provided by investing activities for the three and six months ended June 30, 2026, and 2025, respectively.

We had no cash provided by financing activities for the three and six months ended June 30, 2026, and 2025, respectively.

The Company had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2026.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six months ended June 30, 2026.

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

Accounts Receivable Accounts Receivable and related party notes receivable amounts from sales to various suppliers and online platforms and loans. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectable amounts through a charge to bad debt expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. A reserve for sales returns and allowances is considered immaterial and, as a result, there was no reserve for sales returns and allowances, at June 30, 2026, and December 31, 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2026 and were not effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

QUARTA-RAD, INC.

August 14, 2026	/s/ Victor Shvetsky
Victor Shvetsky
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Dmitry Choulindin
Dmitry Choulindin Director

